Form 10-Q
period 2026-07-03
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2026-07-30
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of July 24, 2026 was 186,214,616.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For Second Quarter 2026
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

_____________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Second Quarter		Year to Date
(In millions, except per share amounts)	2026	2025	2026	2025

Revenue	$5,881	$5,426	$11,625	$10,558
Cost of revenue	(4,379)	(4,091)	(8,721)	(7,873)
General and administrative expenses	(848)	(764)	(1,598)	(1,589)
Operating income	654	571	1,306	1,096
Non-service FAS pension income and other, net(1)	185	105	258	189
Interest expense, net	(129)	(152)	(265)	(302)
Income before income taxes	710	524	1,299	983
Income tax expense	(110)	(66)	(187)	(139)
Net income	$600	$458	$1,112	$844
Subsidiary preferred stock deemed dividend	(14)	—	(14)	—
Net income available to common shareholders	$586	$458	$1,098	$844

Earnings per share available to common shareholders
Basic	$3.15	$2.45	$5.89	$4.50
Diluted	$3.13	$2.44	$5.85	$4.48
_______________
(1)“FAS” is defined as Financial Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Net income	$600	$458	$1,112	$844
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other, net	1	52	(12)	82
Pension and other postretirement benefits	(8)	(7)	(16)	(78)
Other comprehensive (loss) income, net of tax	(7)	45	(28)	4
Comprehensive income	$593	$503	$1,084	$848
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except par value)	July 3, 2026	January 2, 2026

Assets
Current assets
Cash and cash equivalents	$1,521	$1,069
Receivables, net	1,950	1,371
Contract assets	3,674	3,566
Inventories, net	1,272	1,219
Other current assets	656	484
Assets of business held for sale	1,010	884
Total current assets	10,083	8,593
Non-current assets
Property, plant and equipment, net	2,686	2,665
Goodwill	19,996	20,010
Intangible assets, net	6,540	6,509
Deferred income taxes	65	76
Other non-current assets	3,568	3,342
Total assets	$42,938	$41,195

Liabilities, mezzanine equity, and equity
Current liabilities
Current portion of long-term debt	$1,815	$673
Accounts payable	2,085	2,461
Contract liabilities	2,936	2,262
Compensation and benefits	376	482
Other current liabilities	1,192	1,235
Liabilities of business held for sale	113	113
Total current liabilities	8,517	7,226
Non-current liabilities
Long-term debt, net	9,184	10,443
Deferred income taxes	1,369	1,114
Subsidiary Series A preferred stock conversion feature	130	—
Subsidiary warrants	186	—
Other non-current liabilities	2,702	2,777
Total liabilities	22,088	21,560
Mezzanine equity
Redeemable subsidiary Series A convertible preferred stock, $1,422 redemption amount	968	—
Equity
Shareholders’ Equity:
Common stock, $1 par value per share	186	187
Paid-in capital	14,882	15,117
Retained earnings	4,723	4,212
Accumulated other comprehensive income	91	119
Total equity	19,882	19,635
Total liabilities, mezzanine equity, and equity	$42,938	$41,195
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Year to Date
(In millions)	2026	2025

Operating Activities
Net income	$1,112	$844
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	570	604
Share-based compensation	49	48
Net periodic benefit income	(139)	(150)
Share-based matching contributions under defined contribution plans	107	136
Net investment gains	(77)	(4)
Deferred income taxes	182	(94)
(Increase) decrease in:
Receivables, net	(675)	(383)
Contract assets	(138)	(634)
Inventories, net	(55)	86
Other current assets	(179)	(22)
Increase (decrease) in:
Accounts payable	(369)	38
Contract liabilities	656	177
Compensation and benefits	(105)	25
Other current liabilities	(88)	(268)
Income taxes	(5)	321
Other operating activities	(62)	(126)
Net cash provided by operating activities	784	598
Investing Activities
Capital expenditures	(207)	(147)
Proceeds from disposal of property, plant and equipment, net	7	9
Proceeds from sales of businesses, net of cash divested	—	831
Other investing activities	(11)	(27)
Net cash (used in) provided by investing activities	(211)	666
Financing Activities
Proceeds from issuance of subsidiary Series A preferred stock, net	973	—
Repayments of long-term debt	(112)	(611)
Change in commercial paper, net	—	470
Repurchases of common stock	(525)	(822)
Dividends paid	(470)	(453)
Other financing activities	17	1
Net cash used in financing activities	(117)	(1,415)
Effect of exchange rate changes on cash and cash equivalents	(4)	18
Net increase (decrease) in cash and cash equivalents	452	(133)
Cash and cash equivalents, beginning of period	1,069	615
Cash and cash equivalents, end of period	$1,521	$482

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Second Quarter		Year to Date
(In millions, except per share amounts)	2026	2025	2026	2025

Common Stock
Beginning balance	$187	$188	$187	$190
Share-based compensation	—	1	1	1
Repurchases and retirement of common stock	(1)	(2)	(2)	(4)
Ending balance	186	187	186	187
Paid-in Capital
Beginning balance	14,974	15,170	15,117	15,558
Share-based compensation and other, net	84	121	172	190
Repurchases and retirement of common stock	(176)	(201)	(407)	(658)
Ending balance	14,882	15,090	14,882	15,090
Retained Earnings
Beginning balance	4,421	3,787	4,212	3,739
Net income and other	600	458	1,111	844
Subsidiary preferred stock deemed dividend	(14)	—	(14)	—
Repurchases and retirement of common stock	(52)	(50)	(116)	(160)
Cash dividends	(232)	(225)	(470)	(453)
Ending balance	4,723	3,970	4,723	3,970
Accumulated Other Comprehensive Income (Loss)
Beginning balance	98	(14)	119	27
Other comprehensive (loss) income, net of tax	(7)	45	(28)	4
Ending balance	91	31	91	31
Noncontrolling Interests
Beginning balance	—	(1)	—	65
Derecognized with divestiture	—	—	—	(63)
Other	—	1	—	(2)
Ending balance	—	—	—	—
Total Equity	$19,882	$19,278	$19,882	$19,278
Cash dividends per share	$1.25	$1.20	$2.50	$2.40
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
Our fiscal year is based on a 52- or 53-week period ending on the Friday nearest December 31. The fiscal quarters ended July 3, 2026 (“second quarter 2026”) and June 27, 2025 (“second quarter 2025”) both include thirteen weeks. The year-to-date periods ended July 3, 2026 (“year to date 2026”) and June 27, 2025 (“year to date 2025”) include twenty-six and twenty-five weeks, respectively.
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
Communications & Spectrum Dominance (“CSD”): Combines all of our capabilities in resilient communications and electronic warfare; and
Missile Solutions (“MSL”): Unites propulsion, sensing, guidance, and other advanced missile and munition technologies for delivery of end-to-end missile solutions.
Information on the reallocation of goodwill in connection with the segment reorganization can be found under the “Reallocation of Goodwill in Segment Reorganization” heading in Note E: Goodwill and Intangible Assets Form 10-Q for first quarter 2026, which is incorporated herein by reference.
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

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments
We hold certain investments in companies that align with our strategic business objectives, including advancing capabilities, market access, and technology development. These investments, consisting of equity method investments and equity interest investments, are included as a component of the “Other non-current assets” line item in our Condensed Consolidated Balance Sheet. See Note 1: Significant Accounting Policies in our Fiscal 2025 Form 10-K for further information on accounting policies for our investments.
Investments are summarized below:

(In millions)	July 3, 2026	January 2, 2026

Equity method	$132	$88
Equity interest	127	82
Net Investment Gains. We recognized net investment gains of $73 million and $77 million for second quarter and year to date 2026, respectively, and $6 million and $4 million in second quarter and year to date 2025, respectively. The second quarter and year to date 2026 net investment gains primarily reflect changes in observable inputs on some of our equity interest investments and higher equity in net earnings of investees driven by strong performance on some of our equity method investments. These gains are net of $21 million and $23 million in impairment charges for second quarter and year to date 2026, respectively, which reflects our evaluation of the recoverability of the carrying amounts of these assets. Gains and losses, net of impairments, from investments that are operationally aligned with our business segments were $39 million for both second quarter and year to date 2026 and are included as a component of segment operating income. Equity in net earnings of investees that are not aligned with a business segment were $34 million and $38 million for second quarter and year to date, respectively, and are presented within Corporate non‑operating results. Net investment gains are included in the “Non-service FAS pension income and other, net” line item in our Condensed Consolidated Statement of Operations in second quarter and year to date 2026. See Note Q: Business Segment Information in these Notes for further information.
Recently Issued Accounting Pronouncements
Accounting pronouncements issued during second quarter 2026, but not yet adopted, are under evaluation for their potential impact on our operating results, financial position, or cash flows. For information on accounting pronouncements issued prior to fiscal 2026, see Note 1: Significant Accounting Policies in our Fiscal 2025 Form 10-K.
NOTE B: STRATEGIC INVESTMENT IN SUBSIDIARY
Overview
On April 17, 2026, through our wholly owned subsidiary, Aerojet Rocketdyne Holdings, Inc. ("AR"), which operates as our Missile Solutions segment, we entered into a definitive agreement (the “DoW Investment Agreement”) with the United States Department of War (the “Investor”). The DoW Investment Agreement provides for the issuance and sale of 10,000 shares of Redeemable AR Series A Convertible Preferred Stock (the “Subsidiary Series A Preferred Stock”) at a par value of $0.0001 per share and stated value of $100,000 per share, as well as pre-IPO and post-IPO warrants (collectively referred to herein as the “Subsidiary Warrants”), for an aggregate purchase price of $1 billion, which is the initial face value of the Subsidiary Series A Preferred Stock.
The Subsidiary Series A Preferred Stock payout options include either one of the following: (i) a liquidation preference equal to face value of the preferred shares plus 7% cumulative annual dividends, compounded quarterly (the “Liquidation Preference”); (ii) an automatic conversion to AXYV Inc., our newly formed wholly owned subsidiary (“AXYV”), common stock upon a Qualified Initial Public Offering of AR on or before December 31, 2027 (as defined in the DoW Investment Agreement; herein “QIPO”); or (iii) a redemption feature at fair value of the Missile Solutions segment on April 17, 2031 if a QIPO does not occur. Under the DoW Investment Agreement, we are expected to use commercially reasonable efforts to consummate a QIPO, assuming certain contractual milestones are met. The options are mutually exclusive and are dependent on achieving those milestones.
The purpose of the investment is to strengthen the U.S. defense industrial base by providing funding for the Missile Solutions segment to expand and modernize its facilities, accelerate research and development, and increase production capacity for critical technologies. The fair value of the investment exceeds the proceeds as it simultaneously provides financing, the opportunity to substantially expand an existing commercial relationship, and the benefit of an anchor investor whose participation tangibly demonstrates the Missile Solutions segment’s strong long-term business prospects.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The DoW Investment Agreement contains customary representations, warranties, and covenants by us and the Investor. Under the terms of the DoW Investment Agreement, AR or the Investor may redeem the Subsidiary Series A Preferred Stock and Subsidiary Warrants held by the Investor under certain conditions.
Use of Proceeds
Net proceeds of $973 million are to be used, under the terms of the DoW Investment Agreement, to fund development and construction activities on expanding our missile manufacturing capacity and capabilities within our Missile Solutions segment. We intend to use the remaining net proceeds, if any, for general corporate purposes. The net proceeds are presented as “Proceeds from issuance of subsidiary Series A preferred stock, net” line item in our Condensed Consolidated Statement of Cash Flows as Net cash used in financing activities.
Preferred Stock
Because redemption of the Subsidiary Series A Preferred Stock is not solely within our control due to the redemption features described above, the Subsidiary Series A Preferred Stock is classified as mezzanine equity and included in the "Redeemable subsidiary Series A convertible preferred stock" line item in our Condensed Consolidated Balance Sheet.
Conversion Upon QIPO. Upon completion of a QIPO, the Subsidiary Series A Preferred Stock will convert into common stock of AXYV (the “AXYV Common Stock”) at a 20% discount (the “Conversion Price”) to the public offering price in the QIPO (the “QIPO Price”). The conversion terms are designed to provide the holder with a fixed return settled in a variable number of AXYV Common Stock. At QIPO, depending on valuation, we expect the investor to own approximately 10% of the outstanding shares.
Non-IPO Redemption. If a QIPO does not occur on or before December 31, 2027, the redemption price calculation methodology varies depending on whether specified milestones have been achieved by such date. If such milestones are not achieved by December 31, 2027, the redemption price would be calculated using an alternative methodology that applies a contractual premium of 110% to the Liquidation Preference. If the milestones are achieved by December 31, 2027, the redemption price would be calculated on or after April 16, 2031, and would equal the greater of (i) the Liquidation Preference or (ii) the fair market value on a proforma ownership percentage basis. If there is a sale of AXYV before a QIPO, the Investor is entitled to receive cash equal to the greater of the Liquidation Preference or the if-converted value based on the Conversion Price described above.
Conversion and Redemption Feature Embedded Derivatives. Certain of the conversion and redemption features represent embedded derivatives. These features of the Subsidiary Series A Preferred Stock were bifurcated from the host instrument and recorded as a derivative liability, which is included in the "Subsidiary Series A preferred stock conversion feature" line item in the Condensed Consolidated Balance Sheet at its fair value. The derivative liability is measured at fair value each reporting period, with changes recognized in earnings as a component of the "Non-service FAS pension income and other, net" line item in our Condensed Consolidated Statement of Operations.
Warrants
The Subsidiary Warrants entitle the Investor to purchase shares representing 3% of the AXYV Common Stock, on a fully diluted basis, and consist of pre-IPO warrants exercisable at 100%, 110%, and 120% of the non-IPO common stock price, and post-IPO warrants exercisable at 100%, 110%, and 120% of the QIPO Price, which take effect upon a QIPO. The pre-IPO warrants become exercisable only upon (i) the occurrence of certain events outlined in the DoW Investment Agreement and (ii) the passage of time (i.e., on or after December 31, 2027), but only if certain operational conditions are met that are outside the control of the Company and the Investor. Upon a QIPO, the pre-IPO warrants automatically convert to post-IPO warrants.
The pre-IPO warrants are accounted for as derivative liabilities, included in the "Subsidiary warrants" line item in the Condensed Consolidated Balance Sheet, initially measured at fair value with subsequent changes recognized in earnings as a component of the "Non-service FAS pension income and other, net" line item in our Condensed Consolidated Statement of Operations.
Immediately prior to the QIPO, the pre-IPO warrants will convert into post‑IPO warrants of AXYV. The number of shares underlying the post-IPO warrants will be calculated as a specified percentage of the fully diluted common stock of AXYV immediately prior to the QIPO, after giving effect to the conversion of the Subsidiary Series A Preferred Stock.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Measurements
The conversion and redemption feature embedded derivatives and warrants are measured at fair value using valuation models containing expected QIPO timing and probability, projected valuation of AXYV, equity volatility, and probability-weighted scenario outcomes. The significant unobservable quantitative input used for the fair value measurement of the warrants is equity volatility, which was 30% as of July 3, 2026. These liabilities are classified within Level 3 of the fair value hierarchy. See Note H: Fair Value Measurements in these Notes for further information on fair value methodology.
Measurement and Recognition
Upon initial recognition, the fair value of the Subsidiary Series A Preferred Stock was assigned first to the conversion feature embedded derivative based on the fair value at issuance and the residual amount was recorded as the initial fair value of the Subsidiary Series A Preferred Stock. The Subsidiary Warrants were separately recognized at their fair value. No fair value gains or losses associated with these instruments were recognized during second quarter or year to date 2026.
Fair values recognized upon initial issuance in our Condensed Consolidated Balance Sheet are summarized below:

(In millions)	April 17, 2026

Subsidiary Series A preferred stock conversion feature	$130
Subsidiary warrants	186
Redeemable subsidiary Series A convertible preferred stock	1,070
Program Investment Asset. We recognized a program investment intangible asset of $386 million, which represents the fair value in excess of cash proceeds from our issuance of preferred stock, embedded derivative instruments, and warrants related to the DoW strategic investment. This asset will be amortized as a reduction to revenue on a straight-line basis over its estimated useful life of 20 years, commencing upon achievement of a milestone. The asset is included in the “Intangible assets, net” line item in the Condensed Consolidated Balance Sheet and is recognized as a non-cash financing activity and excluded from our Condensed Consolidated Statement of Cash Flows for year to date 2026. See Note F: Goodwill and Intangible Assets in these Notes for further information.
Upon recognition of this asset, we recorded a deferred tax liability of $89 million, which is netted against the Subsidiary Series A Preferred Stock, and is included in the “Deferred income taxes” line item in the Condensed Consolidated Balance Sheet.
Transaction Costs. We incurred transaction costs of $27 million in connection with the issuance of the Subsidiary Series A Preferred Stock and related derivative instruments. These costs were recognized as a reduction to the initial carrying value of the Subsidiary Series A Preferred Stock, reflected in the “Redeemable subsidiary Series A convertible preferred stock” line item in the Condensed Consolidated Balance Sheet.
Subsidiary Preferred Stock Deemed Dividend. The Subsidiary Series A Preferred Stock has multiple redemption factors, as described above. As of July 3, 2026, we evaluated if the Subsidiary Series A Preferred Stock was currently redeemable or probable of becoming redeemable. While the Subsidiary Series A Preferred Stock is not currently redeemable, it is probable of becoming redeemable based on passage of time and certain milestones that are not currently achieved. Accordingly, we will recognize accretion to the current highest redemption value of $1,422 million through a subsidiary preferred stock deemed dividend. The highest redemption value will be reevaluated each quarter and the accretion will be recognized ratably over time through April 16, 2031.
The Redeemable subsidiary Series A convertible preferred stock recognized in our Condensed Consolidated Balance Sheet after consideration of the aforementioned items is summarized below:

(In millions)

Balance as of April 17, 2026	$1,070
Deferred tax liability	(89)
Transaction costs	(27)
Subsidiary preferred stock deemed dividend	14
Balance as of July 3, 2026	$968

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE C: EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS (“EPS”)
EPS is calculated as net income available to common shareholders divided by our weighted-average number of basic or diluted common shares outstanding. Net income available to common shareholders is calculated by reducing net income by the amount of the subsidiary preferred stock deemed dividend associated with the Subsidiary Series A Preferred Stock as it is not a participating security.
Potential dilutive common shares primarily consist of employee stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), Subsidiary Series A Preferred Stock and Subsidiary Warrants. As of July 3, 2026, the Subsidiary Series A Preferred Stock is anti-dilutive and the Subsidiary Warrants are not currently exercisable, therefore both instruments are excluded from the dilutive EPS calculation.
See Note B: Strategic Investment in Subsidiary in these Notes for further information on the subsidiary preferred stock deemed dividend, Subsidiary Series A Preferred Stock and Subsidiary Warrants.
Basic and diluted EPS are calculated as follows:

	Second Quarter		Year to Date
(In millions, except per share amount)	2026	2025	2026	2025

Net income	$600	$458	$1,112	$844
Subsidiary preferred stock deemed dividend	(14)	—	(14)	—
Net income available to common shareholders	$586	$458	$1,098	$844

Basic weighted-average common shares outstanding	186.2	187.0	186.5	187.7
Impact of dilutive share-based awards	1.1	0.8	1.2	0.8
Diluted weighted-average common shares outstanding	187.3	187.8	187.7	188.5

Earnings per share available to common shareholders
Basic	$3.15	$2.45	$5.89	$4.50
Diluted	$3.13	$2.44	$5.85	$4.48
Anti-dilutive share-based awards excluded from diluted EPS were 0.4 million and 0.5 million for second quarter and year to date 2026, respectively, and 1.0 million and 2.0 million for second quarter and year to date 2025, respectively.
NOTE D: CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets represent unbilled receivables for revenue recognized in advance of billings, primarily under the percentage-of-completion (“POC”) cost-to-cost method. Contract liabilities consist of advance payments and billings in excess of revenue recognized. Contract assets and liabilities are reported net on a contract-by-contract basis.
Contract assets and contract liabilities are summarized below:

(In millions)	July 3, 2026	January 2, 2026

Contract assets	$3,674	$3,566
Contract liabilities	(2,936)	(2,262)
Contract liabilities, non-current(1)	(83)	(108)
Net contract assets	$655	$1,196
_______________
(1)Included as a component of the “Other non-current liabilities” line item in our Condensed Consolidated Balance Sheet.

During second quarter and year to date 2026, we recognized revenue of $481 million and $1,342 million, respectively, related to contract liabilities that were outstanding as of January 2, 2026. During second quarter and year to date 2025, we recognized revenue of $517 million and $1,215 million, respectively, related to contract liabilities that were outstanding as of January 3, 2025.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE E: INVENTORIES, NET
Inventories, net are summarized below:

(In millions)	July 3, 2026	January 2, 2026

Materials and supplies	$696	$685
Work in process	347	291
Finished products	229	243
Inventories, net	$1,272	$1,219
NOTE F: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill, by business segment, were as follows:

(In millions)	SMS	CSD	MSL	Total

Balance as of January 2, 2026(1)	$9,005	$7,712	$3,293	$20,010
Currency translation adjustments	(9)	(5)	—	(14)
Balance as of July 3, 2026	$8,996	$7,707	$3,293	$19,996
_______________
(1)Balances reflect impact of segment reorganization, as discussed in Note A: Basis of Presentation in these Notes. Information on the reallocation of goodwill in connection with the reorganization can be found under the “Reallocation of Goodwill in Segment Reorganization” heading in Note E: Goodwill and Intangible Assets in our Form 10-Q for first quarter 2026, which is incorporated herein by reference.

As of both July 3, 2026 and January 2, 2026, accumulated goodwill impairment losses were $120 million, $431 million, and $337 million in our Space and Mission Systems, Communications and Spectrum Dominance, and Missile Solutions segments, respectively.
Intangible Assets
Intangible assets, net are summarized below:

	July 3, 2026			January 2, 2026
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships(1)	$8,316	$(4,337)	$3,979	$8,329	$(4,031)	$4,298
Developed technologies(1)	847	(570)	277	849	(544)	305
Trade names(1)	174	(79)	95	175	(75)	100
Program investment(2)	386	—	386	—	—	—
Other	4	(4)	—	6	(3)	3
Total finite-lived intangible assets	9,727	(4,990)	4,737	9,359	(4,653)	4,706
Trade name(3)	1,803	—	1,803	1,803	—	1,803
Intangible assets, net	$11,530	$(4,990)	$6,540	$11,162	$(4,653)	$6,509
_______________
(1)Includes acquisition-related intangibles that benefit the entire Company. As such, these assets and associated amortization are reported at Corporate.
(2)The program investment asset, reported within our Missile Solutions segment, represents the fair value in excess of cash proceeds from our issuance of preferred stock, embedded derivative instruments and warrants related to the DoW strategic investment. This asset will be amortized on a straight-line basis over its estimated useful life of 20 years, commencing upon achievement of a milestone. See Note B: Strategic Investment in Subsidiary in these Notes.
(3)Includes the Corporate trade name, which benefits the entire Company and is reported at Corporate.

Amortization expense for intangible assets was $177 million and $351 million for second quarter and year to date 2026, respectively, and $193 million and $387 million for second quarter and year to date 2025, respectively. Future estimated amortization expense for intangible assets is as follows:

(In millions)	Remaining Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total

Amortization expense	$295	$550	$478	$422	$405	$2,587	$4,737

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE G: INCOME TAXES
Tax Legislation Update
The Organisation for Economic Cooperation and Development (“OECD”) established a 15% global minimum tax applicable to multinational companies, which has been adopted by a majority of countries in which we operate and may subject us to this tax. In January 2026, the OECD issued additional guidance that is expected to reduce the global minimum tax burden on U.S. based multinationals. We are actively monitoring the legislative adoption of this guidance in relevant jurisdictions and will continue to evaluate its applicability to our operations and refine our estimates of the effective tax rate and cash tax impacts as new legislation is enacted. There was no impact on our effective tax rate in second quarter 2026.
Effective Tax Rate (“ETR”)
ETR was as follows:

	Second Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Income tax expense	$(110)	$(66)	$(187)	$(139)
ETR	15.5%	12.6%	14.4%	14.1%
Second quarter 2026 and 2025 ETR both benefited from favorable impacts of research and development (“R&D”) credits, tax deductions for foreign derived intangible income (“FDII”) and the favorable resolution of audit uncertainties. Second quarter 2026 ETR increased primarily due to larger second quarter 2025 favorable audit settlements, partially offset by unfavorable impacts from the Commercial Aviation Solutions (“CAS disposal group”) divestiture and establishment of a state valuation allowance for R&D credit carryforwards.
Year to date 2026 and 2025 ETR both benefited from favorable impacts of R&D credits, the favorable resolution of audit uncertainties and tax deductions for FDII. Year to date 2026 ETR benefited from the favorable impact of excess tax benefits from share based-compensation, partially offset by unfavorable return-to-provision adjustments. Year to date 2025 ETR was unfavorably impacted by the CAS disposal group divestiture and a state legislative change that required us to establish a valuation allowance on R&D credit carryforwards.
NOTE H: FAIR VALUE MEASUREMENTS
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
For fair value information related to our embedded derivative and warrant liabilities, long-term debt and deferred compensation plan assets and liabilities, see Note B: Strategic Investment in Subsidiary, Note I: Debt and Credit Arrangements and Note J: Retirement Benefits, respectively, in these Notes.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE I: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt is summarized below:

(In millions)	July 3, 2026	January 2, 2026

Fixed-rate debt(1)	$10,776	$10,876
Finance lease obligations and other	267	283
Unamortized discounts and issuance costs, net of bond premium	(44)	(43)
Total long-term debt	10,999	11,116
Less: Current portion of long-term debt(2)	1,815	673
Long-term debt, net	$9,184	$10,443
_______________
(1)See Note 8: Debt and Credit Arrangements in our Fiscal 2025 Form 10-K for information on our fixed-rate debt.
(2)As of July 3, 2026, includes the $550 million 3.85% notes, due December 2026 (“3.85% 2026 Notes”) and $1,250 million 5.40% notes, due January 2027 (“5.40% 2027 Notes”). As of January 2, 2026, includes the $100 million 7.00% debentures, due January 2026 (“7.00% 2026 Debentures”) and $550 million 3.85% 2026 Notes.

Repayments. On January 14, 2026, we repaid the entire outstanding $100 million 7.00% 2026 Debentures with cash on hand.
Fair Value. As of July 3, 2026 and January 2, 2026, the estimated fair value of long-term debt was $11.0 billion and $11.2 billion, respectively. These values were estimated using a market approach based on quoted market prices for our debt in the secondary market and would be classified as Level 2 in the fair value hierarchy. See Note H: Fair Value Measurements in these Notes for further information on fair value.
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
As of July 3, 2026, we had no outstanding borrowings under the 2025 Five-Year Credit Agreement and had available borrowing capacity of $2.5 billion, net of outstanding borrowings under our commercial paper program, as discussed below, and were in compliance with all covenants under the 2025 Five-Year Credit Agreement.
364-Day Credit Facility. On February 18, 2025, we established a $500 million 364-day senior unsecured revolving credit facility (“2025 364-Day Credit Facility”) by entering into a 364-day Credit Agreement (“2025 364-Day Credit Agreement”) with a syndicate of lenders. The 2025 364-Day Credit Facility matured on February 17, 2026.
Commercial Paper Program (“CP Program”)
Under our CP Program, we may issue unsecured commercial paper notes up to a maximum aggregate amount, supported by the availability under our credit agreements. As of July 3, 2026, our CP Program had maximum aggregate capacity of $2.5 billion, supported by our 2025 Five-Year Credit Facility. As of January 2, 2026, our CP Program had maximum aggregate capacity of $3.0 billion, supported by our 2025 Five-Year Credit Facility and 2025 364-Day Credit Facility, which matured on February 17, 2026.
The commercial paper notes are sold at par less a discount representing an interest factor or, if interest bearing, at par, and the maturities vary but may not exceed 397 days from the date of issue. The commercial paper notes rank at least pari passu with all other unsecured and unsubordinated indebtedness.
As of both July 3, 2026 and January 2, 2026, we had no outstanding notes under our CP Program.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE J: RETIREMENT BENEFITS
Deferred Compensation Plans
We sponsor certain non-qualified deferred compensation plans which are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheet. Deferred compensation plan assets represent diversified assets held in rabbi trusts, which include marketable equity and fixed income securities and corporate-owned life insurance (“COLI”) contracts. Liabilities represent participant balances in marketable equity securities and common/collective trusts (“CCTs”) and guaranteed investment contracts (“GICs”) based on participant designed investment options.
The following table summarizes our deferred compensation plan assets and liabilities and classifications within the fair value hierarchy:

	July 3, 2026		January 2, 2026
(In millions)	Total	Level 1	Total	Level 1

Assets
Equity and fixed income securities	$279	$279	$255	$255
COLI, measured at NAV	40		38
Deferred compensation plan assets(1)	$319		$293

Liabilities
Equity securities	$15	$15	$15	$15
CCTs and GICs, measured at NAV	453		431
Deferred compensation plan liabilities(2)	$468		$446
_______________
(1)Included in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet.
(2)Included in the “Compensation and benefits” and “Other non-current liabilities” line items in our Condensed Consolidated Balance Sheet.

See Note H: Fair Value Measurements in these Notes for further information on fair value.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Defined Benefit Plans
The components of net periodic benefit income for our defined benefit pension plans and other postretirement benefit plans (“other benefits”) (collectively, “defined benefit plans”) were as follows:

	Second Quarter
	2026			2025
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Operating
Service cost(1)	$5	$1	$6	$6	$1	$7
Non-operating
Interest cost	70	2	72	77	2	79
Expected return on plan assets	(131)	(6)	(137)	(136)	(5)	(141)
Amortization of net actuarial gains	(1)	(3)	(4)	(2)	(4)	(6)
Amortization of prior service (credits) costs	(7)	1	(6)	(6)	1	(5)
Non-service cost net periodic benefit income(2)	(69)	(6)	(75)	(67)	(6)	(73)
Net periodic benefit income	$(64)	$(5)	$(69)	$(61)	$(5)	$(66)

	Year to Date
	2026			2025
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Operating
Service cost(1)	$10	$1	$11	$12	$1	$13
Non-operating
Interest cost	141	4	145	165	5	170
Expected return on plan assets	(264)	(11)	(275)	(287)	(10)	(297)
Amortization of net actuarial gains	(2)	(6)	(8)	(3)	(7)	(10)
Amortization of prior service (credits) costs	(13)	1	(12)	(13)	1	(12)
Effect of settlements	—	—	—	(14)	—	(14)
Non-service cost net periodic benefit income(2)	(138)	(12)	(150)	(152)	(11)	(163)
Net periodic benefit income	$(128)	$(11)	$(139)	$(140)	$(10)	$(150)
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

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE K: SHARE-BASED COMPENSATION
As of July 3, 2026, we had stock options and other share-based compensation awards outstanding under our 2024 Equity Incentive Plan and predecessor plans (collectively, the “L3Harris SIPs”).
Awards granted to participants under the L3Harris SIPs and the weighted-average grant-date fair value per share or unit were as follows:

	Year to Date
	2026		2025
(In thousands, except per share/unit amounts)	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit

Stock options(1)	221	$91.53	388	$49.20
RSUs(2)	96	$340.28	229	$210.15
PSUs(3)	114	$418.67	185	$217.67
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

The aggregate number of shares of our common stock issued under the L3Harris SIPs, net of shares withheld for tax purposes, was 0.1 million and 0.5 million for second quarter and year to date 2026, respectively, and 0.2 million and 0.4 million for second quarter and year to date 2025, respectively.
Share-based compensation expense was $28 million and $49 million for second quarter and year to date 2026, respectively, and $29 million and $48 million for second quarter and year to date 2025, respectively.
NOTE L: MEZZANINE EQUITY
The following table summarizes the activity in mezzanine equity:

	Second Quarter		Year to Date
(In millions, except for shares and per share amounts)	2026	2025	2026	2025

Beginning balance	$—	$—	$—	$—
Issuance of 10,000 Subsidiary Series A Preferred Stock, $0.0001 par value; $100,000 stated value(1)	954	—	954	—
Subsidiary preferred stock deemed dividend	14	—	14	—
Ending balance	$968	$—	$968	$—
_______________
(1)The Subsidiary Series A Preferred Stock was issued with an initial face value of $1.0 billion, recorded at the fair value of $1,070 million, net of $27 million of transaction costs and an $89 million deferred tax liability.

See Note B: Strategic Investment in Subsidiary in these Notes for further information.
NOTE M: SHAREHOLDERS' EQUITY
Common Stock
Authorized common stock consists of 500,000,000 shares, with a $1 par value per share, of which 186,155,804 shares and 186,844,093 shares were issued and outstanding as of July 3, 2026 and January 2, 2026, respectively.
Share Repurchase Program. On October 21, 2022, we announced that our Board of Directors (“Board”) approved a $3.0 billion share repurchase authorization under our repurchase program. Our previous $6.0 billion share repurchase authorization was fully utilized during the first quarter 2025. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During year to date 2026, we repurchased 1.5 million shares of our common stock under our share repurchase program for $525 million and had remaining unused authorizations of $1.7 billion as of July 3, 2026. During year to date 2025, we repurchased 3.9 million shares of our common stock under our share repurchase program for $822 million and had remaining unused authorizations of $2.6 billion as of June 27, 2025.
Preferred Stock
Authorized preferred stock consists of 1,000,000 shares, without par value, of which no shares were issued and outstanding as of both July 3, 2026 and January 2, 2026.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Changes in the components of AOCI, net of tax were as follows:

(In millions)	Foreign Currency Translation and Other, Net(1)	Pension and Other Postretirement Benefits(2)	Total AOCI

Balance as of January 2, 2026	$(234)	$353	$119
Other comprehensive loss before reclassifications	(17)	—	(17)
Losses (gains) reclassified to earnings	5	(16)	(11)
Other comprehensive loss	(12)	(16)	(28)
Balance as of July 3, 2026	$(246)	$337	$91

Balance as of January 3, 2025	$(331)	$358	$27
Other comprehensive income (loss) before reclassifications	68	(43)	25
Losses (gains) reclassified to earnings	14	(35)	(21)
Other comprehensive income (loss)	82	(78)	4
Balance as of June 27, 2025	$(249)	$280	$31
_______________
(1)Other, net consists of hedging derivatives.
(2)See Note J: Retirement Benefits in these Notes for additional information.
NOTE N: CHANGES IN ESTIMATES
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
The following table presents the effect of aggregate net EAC adjustments:

	Second Quarter		Year to Date
(In millions, except per share amounts)	2026	2025	2026	2025

Revenue	$55	$37	$141	$74
Operating income	23	(20)	41	(41)
Net income(1)	17	(15)	31	(31)
Diluted EPS	0.10	(0.08)	0.17	(0.16)
_______________
(1)Based on a 25 percent federal and state statutory tax rate.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE O: CONTRACTUAL BACKLOG
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
As of July 3, 2026, our contractual backlog was $42.0 billion. We expect to recognize approximately 40% of our contractual backlog as revenue over the next twelve months and 65% as revenue over the next twenty-four months, with the remainder to be recognized thereafter.
NOTE P: DIVESTITURES
Space Technology Disposal Group
During fourth quarter 2025, we entered into an agreement with AE Industrial Partners (“AE Industrial”) to establish a new space technology company (“Space Technology disposal group”). Under the agreement we will contribute certain assets and liabilities of the Space Propulsion and Power Systems business (“SPPS business”) and the Space Avionics & Communications division (“SA&C business”), both reported in our Missile Solutions segment, to a new entity in which we will retain approximately 40% noncontrolling interest. The Space Technology disposal group, which excludes our RS-25 rocket engine and hypersonics businesses, provides premier propulsion, power, space flight avionics and communications systems. AE Industrial will acquire a controlling interest of approximately 60% in the new space technology company, at a net enterprise value of $825 million, subject to regulatory approvals and other customary closing conditions. The transaction is expected to close early in the second half of 2026.
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
The carrying amounts of the assets and liabilities of the Space Technology disposal group classified as held for sale in our Condensed Consolidated Balance Sheet were as follows:

(In millions)	July 3, 2026	January 2, 2026

Receivables, net	$122	$26
Contract assets	124	94
Inventories, net	10	8
Other current assets	8	11
Property, plant and equipment, net	125	115
Goodwill	285	285
Intangible assets, net	372	373
Other non-current assets	26	26
Valuation allowance	(62)	(54)
Total assets held for sale	$1,010	$884

Accounts payable	$28	$9
Contract liabilities	41	59
Compensation and benefits	8	7
Other current liabilities	18	19
Other non-current liabilities	18	19
Total liabilities held for sale	$113	$113
Income before income taxes attributable to the Space Technology disposal group was $28 million and $59 million for second quarter and year to date 2026, respectively, and $24 million and $38 million for second quarter and year to date 2025, respectively.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In fiscal 2026, we recorded an additional valuation allowance due to an increase in the carrying value of the disposal group and recognized a pre-tax loss of $10 million for year to date 2026, which was incremental to the previously recorded Space Technology disposal group loss recognized in fiscal 2025. The pre-tax loss is included in the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations for year to date 2026.
CAS Disposal Group
On March 28, 2025, we completed the sale of our CAS disposal group, which provided integrated aircraft avionics, pilot training and data analytics services for the commercial aviation industry, for cash proceeds, net of cash divested, of $831 million as of year to date 2025. The operating results of the CAS disposal group are reported in other non-reportable businesses, within Unallocated corporate items and other, net in Note Q: Business Segment Information, through the date of sale. For additional information on the CAS disposal group, see Note 13: Acquisitions and Divestitures in our Fiscal 2025 Form 10-K.
NOTE Q: BUSINESS SEGMENT INFORMATION
Description of Business Segments
We structure our operations primarily around the capabilities we provide, with each segment consisting of similar end products and technologies, and report our financial results in the following three operating segments, which are also our reportable segments or business segments, consistent with the manner in which our chief operating decision maker (“CODM”) manages the business, evaluates performance, and allocates resources. In second quarter 2026, we enhanced our business segment disclosure to clarify the manner in which our CODM evaluates segment performance and allocates resources. Gains and losses, net of impairments, associated with investments in companies with dual-use technologies that accelerate our capabilities, improve go-to-market efforts and are operationally aligned with our business segments are included in the respective segments’ operating income. There were no material changes to the historical results, discussion and presentation of our business segments in the accompanying Condensed Consolidated Financial Statements and the Notes. Our three business segments are:
Space & Mission Systems: Supplies full mission solutions as a prime and subsystem integrator in the space, airborne, maritime, and cyber domains. We provide top-tier capabilities in the design, development, integration, production and sustainment of weapons systems for national security, civil government and international customers in the following business sectors:
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
Communications & Spectrum Dominance: Enables warfighters across all domains with solutions critical to mission success even in the most contested environments. We are a leading provider of resilient communication solutions for the DoW and international, federal, and state agency customers in the following business sectors:
Mission Critical Communications: Design, manufacture and sustainment of resilient and interoperable secure communication solutions that includes software defined radios, waveforms, satellite terminals and end-to-end battlefield systems for the warfighter and government agencies.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Spectrum Superiority: Design, manufacture and sustainment of resilient and secure communication solutions that include ISR and tactical data links, software and integrated broadband networks and electronic warfare.
Targeting & Sensor Systems: Multi-domain, multi-spectral electro-optical and infrared sensor systems supporting ISR and target acquisition missions; manufacturing of specialty laser transmitters and filter glass materials; manufacturing of counter unmanned aircraft integrated systems; and specialized mission management software solutions.
Integrated Vision Solutions: Design, manufacture and sustainment of a full suite of helmet-mounted integrated night vision goggles with leading-edge image intensifier tubes, as well as weapon-mounted sights, aiming lasers, and range finders.
Missile Solutions: Provides a comprehensive portfolio of missile technologies spanning the full mission lifecycle, as well as critical space propulsion capabilities to the U.S. Government and its allies, including the DoW, NASA and major aerospace and defense prime contractors in the following business sectors:
Propulsion Systems: Provides propulsion, maneuvering, and control technologies as well as fuzing systems that support missile defense interceptors, strategic deterrence systems, and precision strike weapons; and space propulsion and power systems for national security and space exploration missions.
Advanced Effects: Provides advanced systems that improve missile performance, accuracy, and mission effectiveness across four capability areas including advanced sensing and targeting systems, guidance systems, weapons release systems, and complete weapons systems.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Business Segment Financial Results
The following table presents operating results by business segment and a reconciliation to total income before income taxes:

	Second Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Revenue
Space & Mission Systems	$2,966	$2,770	$5,956	$5,181
Communications & Spectrum Dominance	1,943	1,861	3,798	3,670
Missile Solutions	1,054	925	2,044	1,765
Intersegment	(82)	(130)	(173)	(204)
Segment revenue	5,881	5,426	11,625	10,412
Other(1)	—	—	—	146
Total revenue	5,881	5,426	11,625	10,558

Cost of revenue
Space & Mission Systems	(2,442)	(2,287)	(4,881)	(4,235)
Communications & Spectrum Dominance	(1,177)	(1,185)	(2,340)	(2,342)
Missile Solutions	(827)	(722)	(1,634)	(1,378)
Intersegment	82	130	173	204
Segment cost of revenue	(4,364)	(4,064)	(8,682)	(7,751)
Other(2)	(15)	(27)	(39)	(122)
Total cost of revenue	(4,379)	(4,091)	(8,721)	(7,873)

Other segment items(3)
Space & Mission Systems	(234)	(194)	(472)	(419)
Communications & Spectrum Dominance	(244)	(218)	(471)	(427)
Missile Solutions	(97)	(87)	(156)	(175)
Total other segment items	(575)	(499)	(1,099)	(1,021)
Other(2)	15	27	39	(24)
Total other items	(560)	(472)	(1,060)	(1,045)

Operating income
Space & Mission Systems	290	289	603	527
Communications & Spectrum Dominance	522	458	987	901
Missile Solutions	130	116	254	212
Segment operating income	942	863	1,844	1,640
Unallocated corporate items and other, net	(288)	(292)	(538)	(544)
Total operating income	654	571	1,306	1,096
Non-service FAS pension income and other, net	185	105	258	189
Interest expense, net	(129)	(152)	(265)	(302)
Income before income taxes	$710	$524	$1,299	$983
______________
(1)Includes other non-reportable businesses, which consists of the CAS disposal group.
(2)Includes corporate headquarters. Additionally, year to date 2025 includes other non-reportable businesses, which consists of the CAS disposal group.
(3)Other segment items include company-funded R&D costs, selling and marketing costs, $39 million of gains and losses, net of impairments, on investments associated with companies developing dual-use technologies that accelerate our capabilities, improve go-to-market efforts and are operationally aligned with our business segments in second quarter and year to date 2026, and other G&A expenses, which includes a portion of capital expenditure and depreciation and amortization costs that are disaggregated by segment under the “Disaggregation of Revenue” heading below in this Note.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unallocated Corporate Items and Other, Net. Unallocated corporate items include expenses not included in management’s evaluation of segment operating performance, such as amortization of acquisition-related intangibles; acquisition, divestiture and transaction-related expenses; business divestiture-related losses; LHX NeXt implementation costs, and a portion of management and administration, legal, environmental, compensation and retiree benefits, and the FAS/Cost Accounting Standards (“CAS”) operating adjustment.
Other, net includes the operating results of other non-reportable businesses, which consists of the CAS disposal group, eliminations and other. Additionally, includes an adjustment for gains and losses, net of impairments, associated with investments in companies with dual-use technologies that accelerate our capabilities and improve go-to-market efforts to reconcile segment operating income to operating income. Net investment gains are included in the “Non-service FAS pension income and other, net” line item in our Condensed Consolidated Statement of Operations. See the “Investments” section in Note A: Basis of Presentation in these Notes for further information.
Assets
Total assets by business segment were as follows:

(In millions)	July 3, 2026	January 2, 2026

Space & Mission Systems	$14,485	$13,736
Communications & Spectrum Dominance	10,972	10,862
Missile Solutions	7,245	6,605
Corporate(1)	10,236	9,992
Total assets	$42,938	$41,195
_______________
(1)Includes intangible assets acquired in connection with business combinations that benefit the entire Company. See the “Intangible Assets” section in Note F: Goodwill and Intangible Assets in these Notes for further information.
Other Financial Information
Other financial information by business segment is summarized below:

	Second Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Capital expenditures
Space & Mission Systems	$33	$28	$62	$63
Communications & Spectrum Dominance	17	20	35	28
Missile Solutions	38	23	71	37
Corporate	20	17	39	19
Total capital expenditures	$108	$88	$207	$147

Depreciation and amortization
Space & Mission Systems	$42	$40	$84	$80
Communications & Spectrum Dominance	21	18	39	35
Missile Solutions	15	18	29	34
Corporate	210	227	418	455
Total depreciation and amortization	$288	$303	$570	$604

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenue
We disaggregate revenue by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Second Quarter
	2026			2025
(In millions)	SMS	CSD	MSL	SMS	CSD	MSL

Revenue by customer relationship
Prime contractor	$2,177	$1,300	$245	$2,021	$1,204	$245
Subcontractor	767	595	797	721	563	672
Intersegment	22	48	12	28	94	8
Total segment	$2,966	$1,943	$1,054	$2,770	$1,861	$925

Revenue by contract type
Fixed-price	$2,138	$1,585	$704	$1,957	$1,518	$576
Cost-type	806	310	338	785	249	341
Intersegment	22	48	12	28	94	8
Total segment	$2,966	$1,943	$1,054	$2,770	$1,861	$925

Revenue by geographical region
United States	$2,505	$1,076	$922	$2,380	$1,113	$809
International	439	819	120	362	654	108
Intersegment	22	48	12	28	94	8
Total segment	$2,966	$1,943	$1,054	$2,770	$1,861	$925

	Year to Date
	2026			2025
(In millions)	SMS	CSD	MSL	SMS	CSD	MSL	Other(1)

Revenue by customer relationship
Prime contractor	$4,463	$2,492	$495	$3,746	$2,377	$467	$72
Subcontractor	1,448	1,201	1,526	1,381	1,170	1,272	73
Intersegment	45	105	23	54	123	26	1
Total segment	$5,956	$3,798	$2,044	$5,181	$3,670	$1,765	$146

Revenue by contract type
Fixed-price	$4,048	$3,105	$1,347	$3,615	$3,011	$1,081	$145
Cost-type	1,863	588	674	1,512	536	658	—
Intersegment	45	105	23	54	123	26	1
Total segment	$5,956	$3,798	$2,044	$5,181	$3,670	$1,765	$146

Revenue by geographical region
United States	$5,045	$2,113	$1,796	$4,408	$2,204	$1,604	$61
International	866	1,580	225	719	1,343	135	84
Intersegment	45	105	23	54	123	26	1
Total segment	$5,956	$3,798	$2,044	$5,181	$3,670	$1,765	$146
_______________
(1)Includes revenue associated with other non-reportable businesses, which consists of the CAS disposal group. These amounts are included to reconcile total revenue.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE R: LEGAL PROCEEDINGS AND CONTINGENCIES
In the ordinary course of business, we are routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes, arbitrations and other legal proceedings incident to our business, arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employment disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. As of July 3, 2026, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. We cannot at this time estimate the reasonably possible loss or range of loss in excess of our accrual due to the inherent uncertainties and speculative nature of contested proceedings. Although it is not feasible to predict the outcome of these matters with certainty, based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence as of July 3, 2026 were reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
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
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $660 million and $659 million as of July 3, 2026 and January 2, 2026, respectively. The current and non-current portions of our estimated environmental liability are included in the “Other current liabilities” and “Other non-current liabilities” line items, respectively, in our Condensed Consolidated Balance Sheet.
Certain environmental costs are eligible for future recovery in the pricing of our products and services to the U.S. Government and based on U.S. Government contracting regulations, we consider the recovery probable. We had recoverable assets of $485 million and $483 million, as of July 3, 2026 and January 2, 2026, respectively. The current and non-current portions of the recoverable costs are included in the “Other current assets” and “Other non-current assets” line items, respectively, in our Condensed Consolidated Balance Sheet.

_____________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of L3Harris Technologies, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (the Company) as of July 3, 2026, the related condensed consolidated statements of operations, comprehensive income and equity for the quarter and two quarters ended July 3, 2026 and June 27, 2025, the condensed consolidated statements of cash flows for the two quarters ended July 3, 2026 and June 27, 2025, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
July 30, 2026

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
OVERVIEW
We are the Trusted Disruptor in the defense industry. With customers’ mission-critical needs always in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains in the interest of national security. We support government customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government, their prime contractors and international allies. Our products, systems and services have defense and civil government applications, as well as commercial applications. The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 74% for year to date 2026.
U.S. and International Budget Environment
The U.S. and international budget environments are evolving rapidly within a dynamic geopolitical context, influenced by the Administration and Congress, heightened geopolitical tensions, global security concerns, inflationary pressures and overall macroeconomic conditions.
On April 3, 2026, the President submitted the U.S. Government fiscal year (“GFY”) 2027 President’s Budget Request (“PBR”) to Congress. It called for a ~$1.5 trillion topline for national defense programs, comprised of $1.1 trillion for the DoW base budget and $350 billion in reconciliation funding. This total request represents a $441 billion increase, or 44%, over the GFY 2026 enacted value. Further, the PBR requested $18.8 billion for NASA, a $5.6 billion or 23% decrease from the GFY 2026 enacted level; $4.5 billion for National Oceanic and Atmospheric Administration (“NOAA”), a decrease from $6.1 billion in GFY 2026 enacted; and $22.4 billion for Federal Aviation Administration (“FAA”), a moderate increase above the $22.1 billion enacted in GFY 2026. Additionally, on June 24, 2026, the White House submitted an $88 billion supplemental funding request for GFY 2026, of which $67 billion is intended for defense spending.
Both the House and Senate have released GFY 2027 National Defense Authorization Act (“NDAA”) markups that authorize $1.1 trillion for the DoW base budget. Given the election cycle, we expect the GFY 2027 appropriations cycle to be delayed and that the U.S. Government will begin operating on a continuing resolution on October 1, 2026.
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
Economic Environment
The ongoing uncertainty related to the impacts of inflation, supply chain disruptions, constraints in the availability of critical materials, including rare earth minerals and metals, as well as the interest rate environment and ongoing federal deficits could in the future impact U.S. Government spending priorities for our products and services. For a discussion of inflation-related risks, see Part I. Item 1A. Risk Factors in our Fiscal 2025 Form 10-K.

_____________________________________________________________________

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
RESULTS OF OPERATIONS
Second quarter 2026 and 2025 both include thirteen weeks, while year to date 2026 and 2025 include twenty-six and twenty-five weeks, respectively. Outcomes for specific periods, or year-over-year comparisons of results of operations and segment performance should be considered in this context.
Consolidated Results of Operations

	Second Quarter		Year to Date
(Dollars in millions, except per share amounts)	2026	2025	2026	2025

Revenue	$5,881	$5,426	$11,625	$10,558
Cost of revenue	(4,379)	(4,091)	(8,721)	(7,873)
Gross margin	1,502	1,335	2,904	2,685
General and administrative expenses	(848)	(764)	(1,598)	(1,589)
Operating Income	654	571	1,306	1,096
Non-service FAS pension income and other, net	185	105	258	189
Interest expense, net	(129)	(152)	(265)	(302)
Income before income taxes	710	524	1,299	983
Income tax expense	(110)	(66)	(187)	(139)
Effective Tax Rate	15.5%	12.6%	14.4%	14.1%
Net income	$600	$458	$1,112	$844
Subsidiary preferred stock deemed dividend	(14)	—	(14)	—
Net income available to common shareholders	$586	$458	$1,098	$844

Diluted EPS	$3.13	$2.44	$5.85	$4.48
Revenue
Second Quarter Comparison. Revenue increased $455 million, or 8% reflecting higher revenues across all segments, primarily from higher volumes, driven by new program ramps, and strong execution.
Year to Date Comparison. Revenue increased $1,067 million, or 10% reflecting higher revenues across all segments, primarily from higher volumes, driven by new program ramps, including a milestone related to material procurement in support of classified contracts, and increased international deliveries.
See the “Business Segment Results of Operations” discussion below in this MD&A for further information.
Gross Margin
Second Quarter Comparison. Gross margin increased $167 million, primarily due to higher volumes across all segments and a $43 million favorable change in net EAC adjustments.
Year to Date Comparison. Gross margin increased $219 million, primarily due to higher volumes across all segments and a $82 million favorable change in net EAC adjustments, partially offset by the absence of the CAS disposal group as a result of the March 2025 divestiture.

_____________________________________________________________________

G&A Expenses
The following table presents the components of G&A expenses:

	Second Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Corporate:
Amortization of acquisition-related intangibles	$(163)	$(177)	$(322)	$(354)
LHX NeXt implementation costs(1)	—	(39)	—	(74)
Acquisition, divestiture and transaction-related expenses(2)	(10)	(13)	(40)	(30)
Business divestiture-related losses(3)	—	—	(10)	(17)
Changes in fair value of deferred compensation plan liabilities	(43)	(29)	(38)	(23)
Other items(4)	(18)	(7)	(50)	(70)
Segment:
Company-funded R&D costs	(160)	(131)	(306)	(242)
Selling and marketing	(142)	(134)	(278)	(254)
Product line sale gains	—	92	50	97
Other(5)	(312)	(326)	(604)	(622)
G&A expenses	$(848)	$(764)	$(1,598)	$(1,589)
_______________
(1)Includes costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness. See the “Operating Environment, Strategic Priorities and Key Performance Measures” section in the MD&A in our Fiscal 2025 Form 10-K for more detail on our LHX NeXt initiative and implementation costs.
(2)Includes costs related to pursuing acquisition and divestiture portfolio optimization; non-transaction costs related to divestitures; costs related to the carve-out and planned AXYV public offering; salaries of employees in roles dedicated to planned strategic transaction activity; and resolution of a procurement contract matter.
(3)Includes losses associated with the Space Technology disposal group and the CAS disposal group in 2026 and 2025, respectively. See Note P: Divestitures in the Notes for further information.
(4)Includes a portion of management and administration, legal, environmental, compensation, retiree benefits, the FAS/CAS operating adjustment, eliminations and other. Year to date 2025 also includes the CAS disposal group. See Note P: Divestitures in the Notes for further information.
(5)Includes other segment G&A expenses, primarily payroll and benefits, outside services, facilities and insurance.

Second Quarter Comparison. G&A expenses increased $84 million, or 11%, primarily due to the absence of a $75 million and $17 million gain recognized in connection with the sale of assets from a product line in second quarter 2025 in our Space and Mission Systems and Communications and Spectrum Dominance segments, respectively, and an increase in company-funded R&D costs. Such impacts were partially offset by the absence of LHX NeXt implementation costs, as the LHX NeXt implementation phase was completed in fiscal 2025.
Year to Date Comparison. G&A expenses increased $9 million, or 1%, primarily due to an increase in company-funded R&D costs and a decrease in gains recognized in connection with the sale of assets from product line sales, including recognition a $39 million gain in our Missile Solutions segment in first quarter 2026 compared to recognition of gains of $75 million and $17 million in second quarter 2025 in our Space and Mission Systems and Communications and Spectrum Dominance segments, respectively. Such impacts were partially offset by the absence of LHX NeXt implementation costs, as the LHX NeXt implementation phase was completed in fiscal 2025, and the absence of the CAS disposal group expenses.

_____________________________________________________________________

Non-service FAS Pension Income and Other, Net
The following table presents the components of non-service FAS pension income and other, net:

	Second Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Non-service FAS pension income(1)	$75	$73	$150	$163
Net investment gains(2)	73	6	77	4
Other, net(3)	37	26	31	22
Non-service FAS pension income and other, net	$185	$105	$258	$189
_______________
(1)Includes the non-service cost components of net periodic benefit income under our defined benefit plans. See Note J: Retirement Benefits in the Notes for further information.
(2)Includes gains and losses, net of impairments, from equity interests and higher equity in net earnings of investees related to dual-use technology investments that accelerate our capabilities and improve go-to-market efforts. Gains and losses from investments that are operationally aligned with our business segments are included as a component of segment operating income, while investments that are not aligned with a business segment are presented within Corporate non‑operating results. See Note A: Basis of Presentation and Note Q: Business Segment Information in the notes for further information.
(3)Primarily includes changes in the market value of our rabbi trust assets and royalty income.
Interest Expense, Net
Interest expense, net decreased $23 million and $37 million for second quarter and year to date, respectively, primarily due to lower total outstanding debt, which reflects reductions in both long-term debt and average outstanding notes under our CP Program during 2026. See Note I: Debt and Credit Arrangements in the Notes and the “Liquidity and Capital Resources” section below in this MD&A for further information.
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
Second Quarter Comparison. Our ETR was 15.5% and 12.6% for second quarter 2026 and 2025, respectively. Second quarter 2026 and 2025 ETR both benefited from R&D credits, tax deductions for FDII and the favorable resolution of audit uncertainties. Second quarter 2026 ETR increased primarily due to larger second quarter 2025 favorable audit settlements, partially offset by unfavorable impacts from the CAS disposal group divestiture and establishment of a state valuation allowance on R&D credit carryforwards.
Year to Date Comparison. Our ETR was 14.4% and 14.1% for year to date 2026 and 2025, respectively. Year to date 2026 and 2025 ETR both benefited from favorable impacts of R&D credits, the favorable resolution of audit matters and tax deductions for FDII. Year to date 2026 ETR benefited from the favorable impact of excess tax benefits from share based-compensation, partially offset by unfavorable return-to-provision adjustments. Year to date 2025 ETR was unfavorably impacted by the CAS disposal group divestiture and a state legislative change that required us to establish a valuation allowance on R&D credit carryforwards.
Diluted EPS
Diluted EPS increased 28% and 31% for second quarter and year to date, respectively, primarily due to higher net income from the combined effects of reasons noted in the sections above, partially offset by the subsidiary preferred stock deemed dividend for the accretion on the Subsidiary Series A Preferred Stock.

_____________________________________________________________________

Business Segment Results of Operations
See Note Q: Business Segment Information in the Notes for a description of the sectors in each segment.
Space & Mission Systems Segment

	Second Quarter			Year to Date
(Dollars in millions)	2026	2025	% Inc/(Dec)	2026	2025	% Inc/(Dec)

Revenue	$2,966	$2,770	7%	$5,956	$5,181	15%
Operating income	290	289	—%	603	527	14%
Operating margin	9.8%	10.4%		10.1%	10.2%
Ending contractual backlog				$22,431	$16,282
Second Quarter Comparison. Space and Mission Systems revenue increased primarily due to higher revenues of $81 million in ISR from higher volumes on missionized aircraft programs, $76 million in Space Systems from higher volumes on classified space programs, $40 million in Mission Networks from higher FAA volume, and $34 million in Airborne Solutions from higher F-35 volumes, partially offset by lower revenue in Intel and Cyber from lower classified program volume.
Space and Mission Systems operating income remained consistent primarily due to $34 million of net favorable EAC adjustments related to improved program performance, which includes a net increase of $30 million in unfavorable EAC adjustments on two programs, a $23 million net gain on investments in technologies operationally aligned with the business segment recognized in second quarter 2026 and higher volume, mostly offset by the absence of a $75 million gain recognized in connection with the sale of assets from a product line in second quarter 2025, which also impacted operating margin.
Year to Date Comparison. Space and Mission Systems revenue increased primarily due to higher revenues of $501 million in ISR associated with a milestone related to material procurement in support of classified contracts and higher volumes on missionized aircraft programs, $141 million in Space Systems from higher volumes on Space Development Agency (“SDA”) Tracking Tranche 3 and classified space programs, $99 million in Mission Networks from higher FAA volume, $56 million in Maritime from higher volume on international programs associated with program timing and $51 million in Airborne Solutions from higher F-35 volumes. Such increases were partially offset by lower revenue of $38 million in Intel and Cyber from lower classified program volume.
Space and Mission Systems operating income increased primarily due to $101 million of net improved program performance, higher volume and a $23 million net gain on investments in technologies operationally aligned with the business segment recognized in second quarter 2026, partially offset by a shift in mix reflecting higher volume in lower margin programs associated with program timing and the absence of a $75 million gain recognized in connection with the sale of assets from a product line sale, in second quarter 2025, which also impacted operating margin.
Communications & Spectrum Dominance Segment

	Second Quarter			Year to Date
(Dollars in millions)	2026	2025	% Inc/(Dec)	2026	2025	% Inc/(Dec)

Revenue	$1,943	$1,861	4%	$3,798	$3,670	3%
Operating income	522	458	14%	987	901	10%
Operating margin	26.9%	24.6%		26.0%	24.6%
Ending contractual backlog				$9,031	$9,437
Second Quarter Comparison. Communications and Spectrum Dominance revenue increased primarily due to higher revenue of $70 million in Mission Critical Communications associated with increased international deliveries for our software-defined resilient communications equipment and higher revenue in Spectrum Superiority from program ramps, partially offset by lower revenue in Targeting and Sensor Systems from lower volumes.
Communications and Spectrum Dominance operating income increased primarily due to higher international volume and a $16 million gain on investments in technologies operationally aligned with the business segment recognized in second quarter 2026, partially offset by a $27 million increase in R&D and selling and marketing expenses, and the absence of a $17 million gain recognized in connection with the sale of assets from a product line in second quarter 2025.

_____________________________________________________________________

Year to Date Comparison. Communications and Spectrum Dominance revenue increased primarily due to higher revenues of $88 million in Mission Critical Communications associated with increased international deliveries for our software-defined resilient communications equipment, $38 million in Spectrum Superiority from program ramps and $22 million in Integrated Vision Solutions from higher volumes, partially offset by lower revenue of $19 million in Targeting and Sensor Systems from lower volumes.
Communications and Spectrum Dominance operating income increased primarily due to higher international volume, higher margin product mix and a $16 million gain on investments in technologies operationally aligned with the business segment recognized in second quarter 2026, partially offset by a $54 million increase in R&D and selling and marketing expenses, and the absence of gains recognized in connection with the sale of assets from product lines in year to date 2025.
Missile Solutions Segment

	Second Quarter			Year to Date
(Dollars in millions)	2026	2025	% Inc/(Dec)	2026	2025	% Inc/(Dec)

Revenue	$1,054	$925	14%	$2,044	$1,765	16%
Operating income	130	116	12%	254	212	20%
Operating margin	12.3%	12.5%		12.4%	12.0%
Ending contractual backlog				$10,531	$9,661
Second Quarter Comparison. Missile Solutions revenue increased primarily due to higher revenue of $85 million in Propulsion Systems as growth from increased production and development volumes on key missile and munitions programs was partially offset by lower growth in our space propulsion business. Revenue also increased by $44 million in Advanced Effects from higher volumes and program ramps.
Missile Solutions operating income increased primarily due to higher volume.
Year to Date Comparison. Missile Solutions revenue increased primarily due to higher revenue of $210 million in Propulsion Systems as growth from increased production and development volumes on key missile and munitions programs was partially offset by lower growth in our space propulsion business. Revenue also increased by $65 million in Advanced Effects from higher volumes and program ramps.
Missile Solutions operating income increased primarily due to higher volume and higher margin. Operating income was also impacted by a gain of $39 million recognized in connection with the sale of assets from a product line sale in first quarter 2026, partially offset by a $31 million unfavorable EAC adjustment on a legacy domestic naval sensor program in first quarter 2026.

_____________________________________________________________________

Unallocated Corporate Items and Other, Net

	Second Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Amortization of acquisition-related intangibles(1)	$(177)	$(193)	$(350)	$(387)
LHX NeXt implementation costs(2)	—	(39)	—	(74)
Business divestiture-related losses(3)	—	—	(10)	(17)
Acquisition, divestiture and transaction-related expenses(4)	(10)	(13)	(40)	(30)
Segment investment income(5)	(39)	—	(39)	—
Change in fair value of deferred compensation plan liabilities	(43)	(29)	(38)	(23)
Other items(6)	(19)	(18)	(61)	(13)
Unallocated corporate items and other, net	$(288)	$(292)	$(538)	$(544)
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
(3)Includes losses associated with the Space Technology disposal group and the CAS disposal group in 2026 and 2025, respectively. See Note P: Divestitures in the Notes for further information.
(4)Includes costs related to pursuing acquisition and divestiture portfolio optimization; non-transaction costs related to divestitures; costs related to the carve-out and planned AXYV public offering; salaries of employees in roles dedicated to planned strategic transaction activity; and resolution of a procurement contract matter.
(5)Includes gains and losses, net of impairments, on dual-use technology investments that accelerate our capabilities, improve go-to-market efforts and are operationally aligned with our business segments. See Note Q: Business Segment Information in the Notes for further information.
(6)Includes a portion of management and administration, legal, environmental, compensation, retiree benefits, the FAS/CAS operating adjustment, corporate eliminations and other. Year to date 2025 also includes the divested CAS disposal group. See Note P: Divestitures in the Notes for further information.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
As of July 3, 2026, we had cash and cash equivalents of $1,521 million, of which $349 million was held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
CP Program. As of July 3, 2026, we had no outstanding notes under our CP Program. Our CP Program serves as a source of short-term financing under which we may issue unsecured commercial paper notes supported by amounts available under our $2.5 billion 2025 Five-Year Credit Facility, discussed below. From time to time, we use borrowings under the CP Program for general corporate purposes, including funding acquisitions, repaying debt, paying dividends, and repurchasing our common stock. See the “Financing Activities” discussion below in this MD&A for further information about our CP Program.
Credit Facilities. As of July 3, 2026, we had no outstanding borrowings under our 2025 Five-Year Credit Facility, had available borrowing capacity of $2.5 billion, net of outstanding notes under our CP Program, and were in compliance with all covenants. Our previous $500 million 2025 364-Day Credit Facility matured on February 17, 2026 and our CP Program capacity was reduced accordingly.
See Note I: Debt and Credit Arrangements in the Notes for further information regarding our credit facilities.

_____________________________________________________________________

Cash Flows
The following table provides a summary of our cash flow information:

	Year to Date
(In millions)	2026	2025

Cash and cash equivalents, beginning of period	$1,069	$615
Operating Activities:
Net income	1,112	844
Non-cash adjustments	692	540
Changes in working capital	(581)	(716)
Other, net	(439)	(70)
Net cash provided by operating activities	784	598
Net cash (used in) provided by investing activities	(211)	666
Net cash used in financing activities	(117)	(1,415)
Effect of exchange rate changes on cash and cash equivalents	(4)	18
Net increase (decrease) in cash and cash equivalents	452	(133)
Cash and cash equivalents, end of period	$1,521	$482
Operating Activities. The $186 million increase in net cash provided by operating activities for year to date 2026 compared to year to date 2025 was primarily due to an increase in net income and $135 million less cash used to fund working capital, largely driven by timing of billing and collection activity, partially offset by timing of tax planning strategies.
Investing Activities. The $877 million change in net cash used in investing activities for year to date 2026 compared with net cash provided by investing activities for year to date 2025 was primarily due to a $831 million decrease in proceeds from sale of businesses, net of cash divested, reflecting the March 2025 CAS disposal group divestiture, and a $60 million increase in capital expenditures.
Financing Activities. The $1,298 million decrease in net cash used in financing activities for year to date 2026 compared year to date 2025 was primarily due to $973 million of net proceeds from issuance of Subsidiary Series A Preferred Stock in connection with the DoW strategic investment transaction, $499 million decrease in repayments of long-term debt, and $297 million decrease in cash used to repurchase common stock, partially offset by a $470 million decrease in net issuances of commercial paper. Our primary financing activities are further discussed below.
Common Stock Repurchases. On October 21, 2022, we announced that our Board approved a $3.0 billion share repurchase authorization under our repurchase program. Our previous $6.0 billion share repurchase authorization was fully utilized in first quarter 2025.
During year to date 2026, we used $525 million of cash to repurchase 1.5 million shares of our common stock under our share repurchase program. As of July 3, 2026, we had $1.7 billion of remaining unused authorizations under our repurchase program. During year to date 2025, we used $822 million of cash to repurchase 3.9 million shares of our common stock under our share repurchase program.
See “Liquidity and Capital Resources” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2025 Form 10-K and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Report for further information regarding common stock repurchases.
Long-term debt. During year to date 2026, we repaid the entire outstanding $100 million 7.00% 2026 Debentures with cash on hand. During year to date 2025, we repaid the entire outstanding $600 million aggregate principal amount of our 3.832% notes, due April 27, 2025.
As of July 3, 2026, we had $11.0 billion of outstanding total long-term debt, which includes the current portion of long-term debt of $1,815 million. The current portion primarily consists of the $550 million 3.85% 2026 Notes and $1,250 million 5.40% 2027 Notes.
CP Program. During year to date 2026, our CP Program had a maximum outstanding balance of $880 million and a daily average outstanding balance of $412 million. During year to date 2025, our CP Program had a maximum outstanding balance of $1.8 billion and daily average outstanding balance of $1.3 billion.

_____________________________________________________________________

Dividends. On January 23, 2026, we announced that our Board increased the quarterly per share cash dividend rate on our common stock to $1.25 from $1.20, the 25th consecutive annual dividend increase. During year to date 2026 and 2025, we paid $470 million and $453 million in dividends, respectively. See Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Fiscal 2025 Form 10-K for further information regarding our dividends.
Cash Requirements
Except for the level of indebtedness under our CP Program, there were no material changes to our cash requirements or commercial commitments as disclosed in our Fiscal 2025 Form 10-K. Further information about our credit facilities and CP Program can be found in “Capital Resources” in this MD&A and Note I: Debt and Credit Arrangements in the Notes.
Defined Benefit Plan Contributions. As of July 3, 2026, we had net defined benefit plan assets of $1.3 billion, the majority of which pertain to our U.S. qualified defined benefit pension plans. We intend to contribute annually no less than the required minimum funding thresholds to these pension plans and do not expect to make material contributions in fiscal 2026. Future required contributions will depend primarily on the actual return on plan assets and the discount rate used to measure the benefit obligation at the end of each year.
We expect to continue evaluating opportunities to strategically manage our pension obligations, including the potential for additional pension de-risking transactions in the future, subject to market conditions and plan funding levels. These actions align with our long-term strategy to reduce exposure to pension volatility while maintaining financial flexibility.
See Note 9: Retirement Benefits in our Fiscal 2025 Form 10-K and Note J: Retirement Benefits in the Notes for further information regarding our defined benefit plans.
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
Fiscal 2026 Impairment Tests. Information on interim impairment tests can be found in “Critical Accounting Estimates - Fiscal 2026 Impairment Tests” in Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-Q for first quarter 2026, which is incorporated herein by reference. These assessments indicated no impairment existed either before or after the realignments.

_____________________________________________________________________

Impact of Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements that became effective during second quarter 2026 that have had a material impact on our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Other than the repayment of long-term debt discussed in the Liquidity and Capital Resources section of Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations above, there were no material changes during second quarter 2026, with respect to our exposure to market risk as discussed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2025 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15 under the Exchange Act, management, with the participation of our principal executive officer, our Chief Executive Officer (“CEO”), and our principal financial officer, our Chief Financial Officer (“CFO”), carried out an evaluation of the Company’s disclosure controls and procedures as of July 3, 2026. Based on this evaluation, the CEO and CFO concluded that as of July 3, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control
There have been no changes in our internal control over financial reporting during second quarter 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

_____________________________________________________________________

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
See Note R: Legal Proceedings and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Part I. Item 3. Legal Proceedings in our Fiscal 2025 Form 10-K.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during second quarter 2026:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)

Month No. 1
(April 4, 2026 - May 1, 2026)
Repurchase program(1)	555,654	$338.26	555,654	$1,743
Employee transactions(2)	405	$352.07
Month No. 2
(May 2, 2026 - May 29, 2026)
Repurchase program(1)	99,780	$312.00	99,780	$1,712
Employee transactions(2)	2,998	$308.64
Month No. 3
(May 30, 2026 - July 3, 2026)
Repurchase program(1)	30,691	$309.38	30,691	$1,702
Employee transactions(2)	1,115	$299.48
Total	690,643		686,125	$1,702
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
During second quarter 2026, we did not issue or sell any unregistered equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

_____________________________________________________________________

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during second quarter 2026.

ITEM 6.	EXHIBITS.
(13)    The following portions of L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2026, which portions are incorporated herein by reference: information under the “Segment Reorganization” heading in Note A: Basis of Presentation; information under the “Reallocation of Goodwill in Segment Reorganization” heading in Note E: Goodwill and Intangible Assets; and information under the section headed “Critical Accounting Estimates — Fiscal 2026 Impairment Tests” in Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Commission File Number 1-3863).
(15)    Letter Regarding Unaudited Interim Financial Information.
(31.1)     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32)*      Section 1350 Certification.
(101)     The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.
(104) Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
* Furnished herewith.

_____________________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: July 30, 2026	By:	/s/ KENNETH SHARP
Kenneth Sharp
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

_____________________________________________________________________