Form 10-Q
period 2026-10-02
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2026-10-29
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________
Commission File Number 1-3863
L3HARRIS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-0276860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 West NASA Boulevard
Melbourne,	Florida	32919
Attn: Corporate Secretary		(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (321) 727-9100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	LHX	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of October 23, 2026 was 186,200,733.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For Third Quarter 2026
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
You should not place undue reliance on forward-looking statements, which reflect our management’s current expectations, estimates, projections and assumptions and information currently available to our management as of the date of filing of this Report and are not guarantees of future performance or actual results. Important risks that could cause our results to differ materially from those expressed in or implied by these forward-looking statements or from our historical results include, but are not limited to, risks arising from: competitive markets; U.S. Government spending priorities and our investments in capacity; unexpected developments with multi-year procurement contracts; changes in contract mix; unilateral contract action by the U.S. Government or unexpected issues related to the Department of War (“DoW”) investment in our subsidiary; uncertain economic conditions; future geo-political events; supply chain disruptions; indebtedness; interest rates and other market factors; and changes in effective tax rate or additional tax exposures. These important risks and other disclosures are described more fully in Part I. Item 1A. Risk Factors in our Fiscal 2025 Form 10-K and in Part II. Item 1A. Risk Factors of this Report.
Forward-looking statements are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section, and we have no duty and disclaim any intention or obligation, other than as imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.

_____________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Third Quarter		Year to Date
(In millions, except per share amounts)	2026	2025	2026	2025

Revenue	$6,060	$5,659	$17,685	$16,217
Cost of revenue	(4,448)	(4,165)	(13,169)	(12,038)
General and administrative expenses	(826)	(873)	(2,424)	(2,462)
Operating income	786	621	2,092	1,717
Non-service FAS pension income(1)	74	73	224	236
Other non-operating (expense) income, net	(1)	25	107	51
Interest expense, net	(116)	(152)	(381)	(454)
Income before income taxes	743	567	2,042	1,550
Income tax expense	(111)	(105)	(298)	(244)
Net income	$632	$462	$1,744	$1,306
Subsidiary preferred stock deemed dividends	(19)	—	(33)	—
Net income available to common shareholders	$613	$462	$1,711	$1,306

Earnings per share available to common shareholders
Basic	$3.29	$2.47	$9.18	$6.96
Diluted	$3.28	$2.46	$9.13	$6.92
_______________
(1)“FAS” is defined as Financial Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Net income	$632	$462	$1,744	$1,306
Other comprehensive loss, net of tax:
Foreign currency translation and other, net	6	—	(6)	82
Pension and other postretirement benefits	(7)	(9)	(23)	(87)
Other comprehensive loss, net of tax	(1)	(9)	(29)	(5)
Comprehensive income	$631	$453	$1,715	$1,301
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except par value)	October 2, 2026	January 2, 2026

Assets
Current assets
Cash and cash equivalents	$2,471	$1,069
Receivables, net	1,640	1,371
Contract assets	3,999	3,566
Inventories, net	1,278	1,219
Short-term investments	550	—
Other current assets	635	484
Assets of business held for sale	—	884
Total current assets	10,573	8,593
Non-current assets
Property, plant and equipment, net	2,833	2,665
Goodwill	19,999	20,010
Intangible assets, net	6,389	6,509
Deferred income taxes	72	76
Other non-current assets	3,940	3,342
Total assets	$43,806	$41,195

Liabilities, mezzanine equity, and equity
Current liabilities
Current portion of long-term debt	$1,815	$673
Accounts payable	2,182	2,461
Contract liabilities	3,107	2,262
Compensation and benefits	500	482
Other current liabilities	1,237	1,235
Liabilities of business held for sale	—	113
Total current liabilities	8,841	7,226
Non-current liabilities
Long-term debt, net	9,181	10,443
Deferred income taxes	1,436	1,114
Subsidiary Series A preferred stock conversion feature	203	—
Subsidiary warrants	163	—
Other non-current liabilities	2,755	2,777
Total liabilities	22,579	21,560
Mezzanine equity
Redeemable subsidiary Series A convertible preferred stock, $1,422 redemption amount	987	—
Equity
Common stock, $1 par value per share	186	187
Paid-in capital	14,878	15,117
Retained earnings	5,086	4,212
Accumulated other comprehensive income	90	119
Total equity	20,240	19,635
Total liabilities, mezzanine equity, and equity	$43,806	$41,195
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Year to Date
(In millions)	2026	2025

Operating Activities
Net income	$1,744	$1,306
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	837	913
Share-based compensation	48	83
Net periodic benefit income	(209)	(216)
Share-based matching contributions under defined contribution plans	158	200
Net investment gains	(114)	(11)
Change in fair value of subsidiary preferred stock conversion feature and warrants	50	—
Deferred income taxes	245	151
(Increase) decrease in:
Receivables, net	(306)	(474)
Contract assets	(437)	(454)
Inventories, net	(61)	53
Other current assets	(153)	(18)
Increase (decrease) in:
Accounts payable	(263)	(93)
Contract liabilities	825	91
Compensation and benefits	16	67
Other current liabilities	(74)	(495)
Income taxes	18	144
Other operating activities	(101)	(103)
Net cash provided by operating activities	2,223	1,144
Investing Activities
Capital expenditures	(386)	(266)
Proceeds from disposal of property, plant and equipment, net	20	9
Proceeds from sales of businesses, net of cash divested	539	831
Cash used for short-term investments	(550)	—
Other investing activities	(15)	(37)
Net cash (used in) provided by investing activities	(392)	537
Financing Activities
Proceeds from issuance of subsidiary Series A preferred stock, net	973	—
Repayments of long-term debt	(115)	(614)
Change in commercial paper, net	—	210
Repurchases of common stock	(598)	(998)
Dividends paid	(704)	(678)
Other financing activities	18	105
Net cash used in financing activities	(426)	(1,975)
Effect of exchange rate changes on cash and cash equivalents	(3)	18
Net increase (decrease) in cash and cash equivalents	1,402	(276)
Cash and cash equivalents, beginning of period	1,069	615
Cash and cash equivalents, end of period	$2,471	$339

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Third Quarter		Year to Date
(In millions, except per share amounts)	2026	2025	2026	2025

Common Stock
Beginning balance	$186	$187	$187	$190
Share-based compensation	—	1	1	2
Repurchases and retirement of common stock	—	(1)	(2)	(5)
Ending balance	186	187	186	187
Paid-in Capital
Beginning balance	14,882	15,090	15,117	15,558
Share-based compensation and other, net	51	201	223	391
Repurchases and retirement of common stock	(55)	(139)	(462)	(797)
Ending balance	14,878	15,152	14,878	15,152
Retained Earnings
Beginning balance	4,723	3,970	4,212	3,739
Net income and other	634	462	1,745	1,306
Subsidiary preferred stock deemed dividend	(19)	—	(33)	—
Repurchases and retirement of common stock	(18)	(36)	(134)	(196)
Cash dividends	(234)	(225)	(704)	(678)
Ending balance	5,086	4,171	5,086	4,171
Accumulated Other Comprehensive Income (Loss)
Beginning balance	91	31	119	27
Other comprehensive loss, net of tax	(1)	(9)	(29)	(5)
Ending balance	90	22	90	22
Noncontrolling Interests
Beginning balance	—	—	—	65
Derecognized with divestiture	—	—	—	(63)
Other	—	—	—	(2)
Ending balance	—	—	—	—
Total Equity	$20,240	$19,532	$20,240	$19,532
Cash dividends per share	$1.25	$1.20	$3.75	$3.60
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
In the opinion of management, these interim financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 2, 2026 (our “Fiscal 2025 Form 10-K”). The accompanying Condensed Consolidated Balance Sheet as of January 2, 2026 has been derived from our audited financial statements in our Fiscal 2025 Form 10-K.
Our fiscal year is based on a 52- or 53-week period ending on the Friday nearest December 31. The fiscal quarters ended October 2, 2026 (“third quarter 2026”) and October 3, 2025 (“third quarter 2025”) include thirteen and fourteen weeks, respectively. The year-to-date periods ended October 2, 2026 (“year to date 2026”) and October 3, 2025 (“year to date 2025”) both include thirty-nine weeks.
Segment Reorganization
Effective in fiscal 2026, we streamlined our operating segments, which are also our reportable segments or business segments, from four segments to three segments, more closely aligning common capabilities and business models. We report our financial results in the following three reportable segments, consistent with the manner in which our Chief Operating Decision Maker (“CODM”) manages the business, evaluates performance, and allocates resources:
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
Information on the reallocation of goodwill in connection with the segment reorganization can be found under the “Reallocation of Goodwill in Segment Reorganization” heading in Note E: Goodwill and Intangible Assets in our Form 10-Q for first quarter 2026, which information is incorporated herein by reference.
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

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reclassifications
The classification of certain prior year amounts has been adjusted in our Condensed Consolidated Financial Statements and these Notes to conform to current year classifications.
Recently Issued Accounting Pronouncements
In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026-02, Environmental Credits and Environmental Credit Obligations, which provides guidance on how companies should recognize, measure, and present environmental credits and environmental credit obligations in their financial statements. ASU 2026-02 is effective for annual and interim reporting periods beginning after December 15, 2027, and should be applied retrospectively. We are currently evaluating the potential impact of adopting ASU 2026-02 on our operating results, financial position and cash flows.
For information on accounting pronouncements issued prior to fiscal 2026, see Note 1: Significant Accounting Policies in our Fiscal 2025 Form 10-K.
NOTE B: STRATEGIC INVESTMENT IN SUBSIDIARY
Overview
On April 17, 2026, with respect to our wholly owned subsidiary, Aerojet Rocketdyne Holdings, Inc. (“AR”), which operates as our Missile Solutions segment, we entered into a definitive agreement (the “DoW Investment Agreement”) with the United States Department of War (“DoW” or the “Investor”). The DoW Investment Agreement provided for the issuance and sale of 10,000 shares of Redeemable AR Series A Convertible Preferred Stock (the “Subsidiary Series A Preferred Stock”) par value of $0.0001 per share and stated value of $100,000 per share, and pre-initial public offering (“IPO”) and, upon a Qualified IPO (as defined in the DoW Investment Agreement), post-IPO warrants (collectively the “Subsidiary Warrants”), for an aggregate purchase price of $1 billion, which is the initial face value of the Subsidiary Series A Preferred Stock.
The Subsidiary Series A Preferred Stock payout options include one of the following: (i) a liquidation preference equal to face value of the preferred shares plus 7% cumulative annual dividends, compounded quarterly (the “Liquidation Preference”); (ii) an automatic conversion into common stock of our wholly owned subsidiary AXYV Inc. (“AXYV”), at a 20% discount to the IPO stock price upon a Qualified IPO on or before December 31, 2027; or (iii) either Investor conversion on demand or redemption on or after April 17, 2031, at fair value, if a Qualified IPO does not occur by December 31, 2027. Under the DoW Investment Agreement, we are expected to use commercially reasonable efforts to consummate a Qualified IPO. The options are mutually exclusive and are dependent on achieving specified milestones.
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
The DoW Investment Agreement contains customary representations, warranties, and covenants by us and the Investor. Under the terms of the DoW Investment Agreement, AR may redeem, or the Investor may require the redemption of, the Subsidiary Series A Preferred Stock and Subsidiary Warrants held by the Investor under certain conditions.
Use of Proceeds
Under terms of the DoW Investment Agreement, net proceeds of $973 million are to be used to fund development and construction activities for expanding our missile manufacturing capacity and capabilities within our Missile Solutions segment. We intend to use the remaining net proceeds, if any, for general corporate purposes. The net proceeds are included in the “Proceeds from issuance of subsidiary Series A preferred stock, net” line item in our Condensed Consolidated Statement of Cash Flows as Net cash used in financing activities.
Preferred Stock
Because redemption of the Subsidiary Series A Preferred Stock is not solely within our control due to the redemption features described above, the Subsidiary Series A Preferred Stock is classified as mezzanine equity and

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
included in the “Redeemable subsidiary Series A convertible preferred stock” line item in our Condensed Consolidated Balance Sheet.
Conversion Upon Qualified IPO On or Before December 31, 2027. Upon completion of a Qualified IPO, the Subsidiary Series A Preferred Stock will convert into common stock of AXYV (“AXYV Common Stock”) at a 20% discount to the public offering price in the Qualified IPO. The conversion terms are designed to provide the holder with a fixed return settled in a variable number of shares of AXYV Common Stock. The Investor’s ownership percentage would be determined based on the valuation of AXYV at the time of a Qualified IPO.
Fair Value Conversion or Redemption After December 31, 2027. If a Qualified IPO does not occur on or before December 31, 2027, the redemption price calculation methodology varies depending on whether specified milestones have been achieved by such date. If such milestones are not achieved by December 31, 2027, the redemption price would be calculated by applying a contractual premium of 110% to the Liquidation Preference.
If the milestones are achieved by December 31, 2027, the Investor can convert the Subsidiary Series A Preferred Stock at any time (including in the case of an IPO after December 31, 2027), or a redemption on or after April 17, 2031 could occur. The Investor’s conversion rate will be determined based on the face value of the Subsidiary Series A Preferred Stock ($1 billion) divided by 15 times 2026 AXYV earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The redemption price would be calculated on or after April 17, 2031, and would equal the greater of (i) the Liquidation Preference or (ii) the fair market value, calculated in the same manner as noted above.
Redemption Upon Sale of AXYV. If there is a sale of AXYV before a Qualified IPO, or after December 31, 2027 but prior to a Qualified IPO and specified milestones have not been achieved, the redemption price would be calculated by applying a contractual premium of 110% to the Liquidation Preference. If specified milestones have been achieved, the Investor is entitled to receive cash equal to the greater of the Liquidation Preference or a pro forma ownership percentage which is calculated as the face value of the Subsidiary Series A Preferred Stock divided by 15 times 2026 AXYV EBITDA.
Conversion and Redemption Feature Embedded Derivatives. Certain of the conversion and redemption features represent embedded derivatives. These features of the Subsidiary Series A Preferred Stock were bifurcated from the host instrument and recorded as a derivative liability, which is included in the “Subsidiary Series A preferred stock conversion feature” line item in the Condensed Consolidated Balance Sheet at its fair value. The derivative liability is measured at fair value each reporting period, with changes recognized in earnings as a component of the “Other non-operating (expense) income, net” line item in our Condensed Consolidated Statement of Operations.
Warrants
The Subsidiary Warrants entitle the Investor to purchase shares representing 3% of the AXYV Common Stock, on a fully diluted basis, and consist of pre-IPO warrants exercisable at 100%, 110%, and 120% of the non-IPO common stock price, and post-IPO warrants exercisable at 100%, 110%, and 120% of the Qualified IPO price, which take effect upon a Qualified IPO. The pre-IPO warrants become exercisable only upon (i) the occurrence of certain events outlined in the DoW Investment Agreement and (ii) the passage of time (i.e., on or after December 31, 2027), but only if certain operational conditions are met that are outside the control of the Company and the Investor.
The pre-IPO warrants are accounted for as derivative liabilities, included in the “Subsidiary warrants” line item in the Condensed Consolidated Balance Sheet, initially measured at fair value with subsequent changes recognized in earnings as a component of the “Other non-operating (expense) income, net” line item in our Condensed Consolidated Statement of Operations.
Immediately prior to the Qualified IPO, the pre-IPO warrants will automatically convert into post-IPO warrants of AXYV. The number of shares underlying the post-IPO warrants will be calculated as a specified percentage of the fully diluted AXYV Common Stock immediately prior to the Qualified IPO, after giving effect to the conversion of the Subsidiary Series A Preferred Stock.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Measurements
The conversion and redemption feature embedded derivatives and warrants are measured at fair value with probabilities associated with expected Qualified IPO timing and probability, projected valuation of AXYV, equity volatility, and probability-weighted scenario outcomes. The significant unobservable quantitative inputs used for the fair value measurement of the warrants are the projected valuation of AXYV and the equity volatility, which is 30% as of October 2, 2026. These liabilities are classified within Level 3 of the fair value hierarchy. See Note H: Fair Value Measurements for further information on fair value methodology.
Measurement and Recognition
The fair value of the Subsidiary Series A Preferred Stock was initially assigned first to the conversion feature embedded derivative based on the fair value at issuance and the residual amount was recorded as the initial fair value of the Subsidiary Series A Preferred Stock. The Subsidiary Warrants were separately recognized at their fair value. Our fair value estimates as of October 2, 2026 are substantially weighted to reflect a Qualified IPO prior to December 31, 2027, in line with our expectation to use commercially reasonable efforts to consummate a Qualified IPO by such date.
Fair values recognized upon initial issuance, fair value adjustments related to updates in assumptions recognized during third quarter and the fair values of the instruments as of October 2, 2026 recognized in our Condensed Consolidated Balance Sheet are summarized below:

(In millions)	April 17, 2026	Fair Value Adjustment Loss/(Gain)(1)	October 2, 2026

Subsidiary Series A preferred stock conversion feature	$130	$73	$203
Subsidiary warrants	186	(23)	163
______________
(1)Included as a component of the “Other non-operating (expense) income, net” line item in our Condensed Consolidated Statement of Operations.
Program Investment Asset. We also recognized a program investment intangible asset of $386 million, representing the fair value in excess of cash proceeds from our issuance of preferred stock, embedded derivative instruments, and warrants related to the DoW strategic investment. Amortization of the program investment asset commenced in third quarter 2026 and is being recognized as a reduction to revenue on a straight-line basis over its estimated useful life of 20 years. The asset is included in the “Intangible assets, net” line item in the Condensed Consolidated Balance Sheet and the initial recognition of this asset is a non-cash financing activity, excluded from our Condensed Consolidated Statement of Cash Flows.
Upon recognition of the program investment asset, we recorded a deferred tax liability of $89 million, which is netted against the Subsidiary Series A Preferred Stock, and is included in the “Deferred income taxes” line item in the Condensed Consolidated Balance Sheet.
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
Subsidiary Preferred Stock Deemed Dividends. The Subsidiary Series A Preferred Stock has multiple redemption and conversion factors, as described above. As of October 2, 2026, we evaluated if the Subsidiary Series A Preferred Stock was currently redeemable or probable of becoming redeemable. While the Subsidiary Series A Preferred Stock is not currently redeemable, it is probable of becoming redeemable based on passage of time and certain milestones that are not currently achieved. The highest redemption value should not consider the Subsidiary Series A preferred stock conversion feature as it represents value incremental to Liquidation Preference. Therefore, we will recognize accretion to the highest redemption value of $1,422 million, representing the expected Liquidation Preference amount at April 17, 2031, through a subsidiary preferred stock deemed dividend which will be recognized ratably over time through April 17, 2031.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Redeemable subsidiary Series A convertible preferred stock recognized in Mezzanine equity in our Condensed Consolidated Balance Sheet is summarized below:

(In millions)

Balance as of April 17, 2026	$1,070
Deferred tax liability	(89)
Transaction costs	(27)
Subsidiary preferred stock deemed dividends	33
Balance as of October 2, 2026	$987
NOTE C: EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS (“EPS”)
EPS is calculated as net income available to common shareholders divided by our weighted-average number of basic or diluted common shares outstanding. Net income available to common shareholders is calculated by reducing net income by the amount of the subsidiary preferred stock deemed dividends associated with the Subsidiary Series A Preferred Stock, as it is not a participating security.
Potential dilutive common shares primarily consist of employee stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), Subsidiary Series A Preferred Stock and Subsidiary Warrants. As of October 2, 2026, the Subsidiary Series A Preferred Stock is anti-dilutive and the Subsidiary Warrants are not currently exercisable, therefore, both instruments are excluded from the diluted EPS calculation.
See Note B: Strategic Investment in Subsidiary for further information on the subsidiary preferred stock deemed dividends, Subsidiary Series A Preferred Stock and Subsidiary Warrants.
Basic and diluted EPS are calculated as follows:

	Third Quarter		Year to Date
(In millions, except per share amount)	2026	2025	2026	2025

Net income	$632	$462	$1,744	$1,306
Subsidiary preferred stock deemed dividends	(19)	—	(33)	—
Net income available to common shareholders	$613	$462	$1,711	$1,306

Basic weighted-average common shares outstanding	186.1	187.1	186.4	187.6
Impact of dilutive share-based awards	0.8	1.0	1.1	1.0
Diluted weighted-average common shares outstanding	186.9	188.1	187.5	188.6

Earnings per share available to common shareholders
Basic	$3.29	$2.47	$9.18	$6.96
Diluted	$3.28	$2.46	$9.13	$6.92
Anti-dilutive share-based awards excluded from diluted EPS were 0.4 million and 0.9 million for third quarter and year to date 2026, respectively, and 2.0 million for year to date 2025. There were no anti-dilutive share-based awards excluded from diluted EPS for third quarter 2025.
NOTE D: CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets represent unbilled receivables for revenue recognized in advance of billings, primarily under the percentage-of-completion (“POC”) cost-to-cost method. Contract liabilities consist of advance payments and billings in excess of revenue recognized. Contract assets and liabilities are reported net on a contract-by-contract basis.
Contract assets and contract liabilities are summarized below:

(In millions)	October 2, 2026	January 2, 2026

Contract assets	$3,999	$3,566
Contract liabilities	(3,107)	(2,262)
Contract liabilities, non-current(1)	(79)	(108)
Net contract assets	$813	$1,196
_______________
(1)Included as a component of the “Other non-current liabilities” line item in our Condensed Consolidated Balance Sheet.

During third quarter and year to date 2026, we recognized revenue of $274 million and $1,616 million, respectively, related to contract liabilities that were outstanding as of January 2, 2026. During third quarter and year to date 2025, we recognized revenue of $270 million and $1,485 million, respectively, related to contract liabilities that were outstanding as of January 3, 2025.
NOTE E: INVENTORIES, NET
Inventories, net are summarized below:

(In millions)	October 2, 2026	January 2, 2026

Materials and supplies	$719	$685
Work in process	338	291
Finished products	221	243
Inventories, net	$1,278	$1,219
NOTE F: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill, by business segment, were as follows:

(In millions)	SMS	CSD	MSL	Total

Balance as of January 2, 2026(1)	$9,005	$7,712	$3,293	$20,010
Currency translation adjustments	(7)	(4)	—	(11)
Balance as of October 2, 2026	$8,998	$7,708	$3,293	$19,999
_______________
(1)Balances reflect impact of segment reorganization, as discussed in Note A: Basis of Presentation. Information on the reallocation of goodwill in connection with the reorganization can be found under the “Reallocation of Goodwill in Segment Reorganization” heading in Note E: Goodwill and Intangible Assets in our Form 10-Q for first quarter 2026, which information is incorporated herein by reference.

As of both October 2, 2026 and January 2, 2026, accumulated goodwill impairment losses were $120 million and $431 million in our Space and Mission Systems and Communications and Spectrum Dominance segments, respectively. As of October 2, 2026 and January 2, 2026, accumulated impairment losses in our Missile Solutions segment, were $238 million and $337 million, respectively. The decrease reflects the removal upon sale of $99 million of accumulated impairment losses in connection with the August 3, 2026 divestiture of certain businesses previously reported in our Missile Solutions segment (“Space Technology disposal group”). See Note O: Divestitures for further information.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible Assets
Intangible assets, net are summarized below:

	October 2, 2026			January 2, 2026
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships(1)	$8,316	$(4,476)	$3,840	$8,329	$(4,031)	$4,298
Developed technologies(1)	848	(575)	273	849	(544)	305
Trade names(1)	174	(82)	92	175	(75)	100
Program investment(2)	386	(5)	381	—	—	—
Other	4	(4)	—	6	(3)	3
Total finite-lived intangible assets	9,728	(5,142)	4,586	9,359	(4,653)	4,706
Corporate trade name	1,803	—	1,803	1,803	—	1,803
Intangible assets, net	$11,531	$(5,142)	$6,389	$11,162	$(4,653)	$6,509
_______________
(1)Acquisition-related intangibles recorded at Corporate, as they benefit the entire Company. Amortization is included in “Unallocated corporate items and other, net” in Note Q: Business Segment Information.
(2)Asset is recorded at Corporate, as it benefits the entire Company. Amortization is included in the “Revenue” line item of our Condensed Consolidated Statement of Operations. See Note B: Strategic Investment in Subsidiary for further information.

Amortization for intangible assets was $152 million and $503 million for third quarter and year to date 2026, respectively, and $192 million and $579 million for third quarter and year to date 2025, respectively. Future estimated amortization for intangible assets is as follows:

(In millions)	Remaining Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total

Amortization	$143	$550	$478	$422	$405	$2,588	$4,586
NOTE G: INCOME TAXES
Tax Legislation Update
The Organisation for Economic Cooperation and Development (“OECD”) established a 15% global minimum tax applicable to multinational companies, which has been adopted by a majority of countries in which we operate and may subject us to this tax. In January 2026, the OECD issued additional guidance that is expected to reduce the global minimum tax burden on U.S. based multinationals. We are actively monitoring the legislative adoption of this guidance in relevant jurisdictions and will continue to evaluate its applicability to our operations and refine our estimates of the effective tax rate and cash tax impacts as new legislation is enacted. There was no impact on our effective tax rate in third quarter 2026.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective Tax Rate
Our effective tax rate was as follows:

	Third Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Income tax expense	$(111)	$(105)	$(298)	$(244)
Effective tax rate	14.9%	18.5%	14.6%	15.7%
Both third quarter 2026 and 2025 effective tax rate benefited from favorable impacts of research and development (“R&D”) credits and tax deductions for foreign derived deduction-eligible intangible income (“FDDEI”). Third quarter 2026 effective tax rate reflects an incremental benefit of 10% associated with the favorable resolution of audit uncertainties, partially offset by an unfavorable impact from pre-divestiture activities of the Space Technology disposal group. Third quarter 2025 effective tax rate was unfavorably impacted by the reduction in R&D credits from the enactment of the One Big Beautiful Bill Act (“OBBBA”) and the Commercial Aviation Solutions (“CAS disposal group”) divestiture, partially offset by a favorable return-to-provision adjustment.
Both year to date 2026 and 2025 effective tax rate benefited from the favorable resolution of audit uncertainties, favorable impacts of R&D credits and tax deductions for FDDEI. Year to date 2026 effective tax rate is lower than year to date 2025 effective tax rate primarily due to the establishment of a valuation allowance on R&D credit carryforwards in year to date 2025 resulting from a state legislative change.
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
For further information on assets and liabilities measured at fair value on a recurring basis, see Note B: Strategic Investment in Subsidiary, Note J: Retirement Benefits and Note P: Investments. For further information on fair value of long-term debt, see Note I: Debt and Credit Arrangements.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE I: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt is summarized below:

(In millions)	October 2, 2026	January 2, 2026

Fixed-rate debt(1)	$10,776	$10,876
Finance lease obligations and other	265	283
Unamortized discounts and issuance costs, net of bond premium	(45)	(43)
Total long-term debt	10,996	11,116
Less: Current portion of long-term debt(2)	1,815	673
Long-term debt, net	$9,181	$10,443
_______________
(1)See Note 8: Debt and Credit Arrangements in our Fiscal 2025 Form 10-K for information on our fixed-rate debt.
(2)As of October 2, 2026, includes the $550 million 3.85% notes, due December 2026 (“3.85% 2026 Notes”) and $1,250 million 5.40% notes, due January 2027 (“5.40% 2027 Notes”). As of January 2, 2026, includes the $100 million 7.00% debentures, due January 2026 (“7.00% 2026 Debentures”) and $550 million 3.85% 2026 Notes.

Repayments. On January 14, 2026, we repaid the entire outstanding $100 million 7.00% 2026 Debentures with cash on hand.
Fair Value. As of October 2, 2026 and January 2, 2026, the estimated fair value of long-term debt was $10.6 billion and $11.2 billion, respectively. These values were estimated using a market approach based on quoted market prices for our debt in the secondary market and would be classified as Level 2 in the fair value hierarchy. See Note H: Fair Value Measurements for further information on fair value.
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
As of October 2, 2026, we had no outstanding borrowings under the 2025 Five-Year Credit Agreement and had available borrowing capacity of $2.5 billion, net of outstanding borrowings under our commercial paper program, as discussed below, and were in compliance with all covenants under the 2025 Five-Year Credit Agreement.
364-Day Credit Facility. On February 18, 2025, we established a $500 million 364-day senior unsecured revolving credit facility (“2025 364-Day Credit Facility”) by entering into a 364-day Credit Agreement with a syndicate of lenders. The 2025 364-Day Credit Facility matured on February 17, 2026.
Commercial Paper Program (“CP Program”)
Under our CP Program, we may issue unsecured commercial paper notes up to a maximum aggregate amount, supported by the availability under our credit agreements. As of October 2, 2026, our CP Program had maximum aggregate capacity of $2.5 billion, supported by our 2025 Five-Year Credit Facility. As of January 2, 2026, our CP Program had maximum aggregate capacity of $3.0 billion, supported by our 2025 Five-Year Credit Facility and 2025 364-Day Credit Facility, which matured on February 17, 2026.
The commercial paper notes are sold at par less a discount representing an interest factor or, if interest bearing, at par, and the maturities vary but may not exceed 397 days from the date of issue. The commercial paper notes rank at least pari passu with all other unsecured and unsubordinated indebtedness.
As of both October 2, 2026 and January 2, 2026, we had no outstanding notes under our CP Program.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE J: RETIREMENT BENEFITS
Deferred Compensation Plans
We sponsor certain non-qualified deferred compensation plans which are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheet. Deferred compensation plan assets represent diversified assets held in rabbi trusts, which include marketable equity and fixed income securities and corporate-owned life insurance (“COLI”) contracts. Liabilities represent participant balances in marketable equity securities and common/collective trusts (“CCTs”) and guaranteed investment contracts (“GICs”) based on participant designated investment options.
The following table summarizes our deferred compensation plan assets and liabilities and classifications within the fair value hierarchy:

	October 2, 2026		January 2, 2026
(In millions)	Total	Level 1	Total	Level 1

Assets
Equity and fixed income securities	$279	$279	$255	$255
COLI, measured at NAV	40		38
Deferred compensation plan assets(1)	$319		$293

Liabilities
Equity securities	$12	$12	$15	$15
CCTs and GICs, measured at NAV	461		431
Deferred compensation plan liabilities(2)	$473		$446
_______________
(1)Included in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet.
(2)Included in the “Compensation and benefits” and “Other non-current liabilities” line items in our Condensed Consolidated Balance Sheet.

See Note H: Fair Value Measurements for further information on fair value.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Defined Benefit Plans
The components of net periodic benefit income for our defined benefit pension plans and other postretirement benefit plans (“other benefits”) (collectively, “defined benefit plans”) were as follows:

	Third Quarter
	2026			2025
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Operating
Service cost(1)	$4	$—	$4	$7	$—	$7
Non-operating
Interest cost	70	3	73	77	3	80
Expected return on plan assets	(133)	(5)	(138)	(136)	(6)	(142)
Amortization of net actuarial gains	—	(3)	(3)	(1)	(3)	(4)
Amortization of prior service credits	(6)	—	(6)	(7)	—	(7)
Non-service cost net periodic benefit income(2)	(69)	(5)	(74)	(67)	(6)	(73)
Net periodic benefit income	$(65)	$(5)	$(70)	$(60)	$(6)	$(66)

	Year to Date
	2026			2025
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Operating
Service cost(1)	$14	$1	$15	$19	$1	$20
Non-operating
Interest cost	211	7	218	242	8	250
Expected return on plan assets	(397)	(16)	(413)	(423)	(16)	(439)
Amortization of net actuarial gains	(2)	(9)	(11)	(4)	(10)	(14)
Amortization of prior service (credits) costs	(19)	1	(18)	(20)	1	(19)
Effect of settlements	—	—	—	(14)	—	(14)
Non-service cost net periodic benefit income(2)	(207)	(17)	(224)	(219)	(17)	(236)
Net periodic benefit income	$(193)	$(16)	$(209)	$(200)	$(16)	$(216)
______________
(1)Included in the “Cost of revenue” and “General and administrative expenses” line items in our Condensed Consolidated Statement of Operations.
(2)Included in the “Non-service FAS pension income” line item in our Condensed Consolidated Statement of Operations.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE K: SHARE-BASED COMPENSATION
As of October 2, 2026, we had stock options and other share-based compensation awards outstanding under our 2024 Equity Incentive Plan and predecessor plans (collectively, the “L3Harris SIPs”).
Awards granted to participants under the L3Harris SIPs and the weighted-average grant-date fair value per share or unit were as follows:

	Year to Date
	2026		2025
(In thousands, except per share/unit amounts)	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit

Stock options(1)	233	$90.32	388	$49.20
RSUs(2)	194	$307.31	237	$214.88
PSUs(3)	196	$359.73	185	$217.67
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

The aggregate number of shares of our common stock issued under the L3Harris SIPs, net of shares withheld for tax purposes, was 0.1 million and 0.6 million for third quarter and year to date 2026, respectively, and 0.7 million and 1.1 million for third quarter and year to date 2025, respectively.
Share-based compensation expense was $1 million of income and $48 million of expense for third quarter and year to date 2026, respectively, and $35 million and $83 million of expense for third quarter and year to date 2025, respectively. Both third quarter and year to date 2026 include $20 million of income from reversal of previously recognized share-based compensation expense resulting from the forfeiture of certain unvested equity awards, including 0.1 million shares granted year to date 2026.
NOTE L: SHAREHOLDERS' EQUITY
Common Stock
Authorized common stock consists of 500,000,000 shares, with a $1 par value per share, of which 186,144,686 shares and 186,844,093 shares were issued and outstanding as of October 2, 2026 and January 2, 2026, respectively.
Share Repurchase Program. On October 21, 2022, we announced that our Board of Directors (“Board”) approved a $3.0 billion share repurchase authorization under our repurchase program. Our previous $6.0 billion share repurchase authorization was fully utilized during first quarter 2025. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof.
During year to date 2026, we repurchased 1.8 million shares of our common stock under our share repurchase program for $598 million and had remaining unused authorizations of $1.6 billion as of October 2, 2026. During year to date 2025, we repurchased 4.5 million shares of our common stock under our share repurchase program for $998 million and had remaining unused authorizations of $2.4 billion as of October 3, 2025.
Preferred Stock
Authorized preferred stock consists of 1,000,000 shares, without par value, of which no shares were issued and outstanding as of both October 2, 2026 and January 2, 2026.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Changes in the components of AOCI, net of tax were as follows:

(In millions)	Foreign Currency Translation and Other, Net(1)	Pension and Other Postretirement Benefits(2)	Total AOCI

Balance as of January 2, 2026	$(234)	$353	$119
Other comprehensive loss before reclassifications	(13)	—	(13)
Losses (gains) reclassified to earnings	7	(23)	(16)
Other comprehensive loss	(6)	(23)	(29)
Balance as of October 2, 2026	$(240)	$330	$90

Balance as of January 3, 2025	$(331)	$358	$27
Other comprehensive income (loss) before reclassifications	67	(43)	24
Losses (gains) reclassified to earnings	15	(44)	(29)
Other comprehensive income (loss)	82	(87)	(5)
Balance as of October 3, 2025	$(249)	$271	$22
_______________
(1)Other, net consists of hedging derivatives.
(2)See Note J: Retirement Benefits for additional information.
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
The following table presents the effect of aggregate net EAC adjustments:

	Third Quarter		Year to Date
(In millions, except per share amounts)	2026	2025	2026	2025

Revenue	$92	$45	$233	$119
Operating income	89	27	130	(14)
Net income(1)	67	20	98	(11)
Diluted EPS	0.35	0.10	0.52	(0.06)
_______________
(1)Based on a 25 percent federal and state statutory tax rate.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE N: CONTRACTUAL BACKLOG
Contractual backlog, which is the equivalent of our remaining performance obligations, represents the future revenue we expect to recognize as we perform on our current contracts. Contractual backlog comprises both funded backlog (i.e., firm orders for which funding is authorized and appropriated) and unfunded backlog (i.e., orders for which funds have not been appropriated and/or incrementally funded). Contractual backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as indefinite-delivery, indefinite-quantity (“IDIQ”) contracts.
As of October 2, 2026, our contractual backlog and funded contractual backlog was $53.2 billion and $31.2 billion, respectively. We expect to recognize approximately 35% of our contractual backlog as revenue over the next twelve months and 55% as revenue over the next twenty-four months, with the remainder to be recognized thereafter.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE O: DIVESTITURES
Space Technology Disposal Group
On August 3, 2026, we completed the sale of a 60% controlling interest in our Space Technology disposal group for cash proceeds, net of cash divested, of $539 million, subject to final purchase price adjustments, including the final working capital settlement, as set forth in the agreement. In connection with the transaction, we recognized a $248 million equity method investment, reflecting the fair value of our retained 40% noncontrolling interest in the newly formed company, RocketForce Technologies LLC (“Rocketdyne”). See Note P: Investments for further information on our Rocketdyne equity method investment.
In connection with the transaction, we recognized pre-tax losses of $17 million and $27 million for third quarter and year to date 2026, respectively, which are included in the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations. The fiscal 2026 losses are incremental to the $54 million loss recognized in fiscal 2025.
The Space Technology disposal group consists of certain contributed assets and liabilities of the Space Propulsion and Power Systems business and the Space Avionics & Communications division, both previously reported in our Missile Solutions segment. The Space Technology disposal group excludes our RS-25 rocket engine and hypersonics businesses.
The carrying values of the Space Technology disposal group assets and liabilities divested on August 3, 2026 and carrying values of the Space Technology disposal group assets and liabilities classified as held for sale as of January 2, 2026 in our Condensed Consolidated Balance Sheet were as follows:

(In millions)	August 3, 2026	January 2, 2026

Receivables, net	$63	$26
Contract assets	98	94
Inventories, net	10	8
Other current assets	1	11
Property, plant and equipment, net	127	115
Goodwill	285	285
Intangible assets, net	372	373
Other non-current assets	24	26
Valuation allowance	—	(54)
Total assets	$980	$884

Accounts payable	$25	$9
Contract liabilities	39	59
Compensation and benefits	5	7
Other current liabilities	18	19
Other non-current liabilities	17	19
Total liabilities	$104	$113

Net assets divested	$876
Income before income taxes attributable to the Space Technology disposal group was $5 million and $64 million for third quarter and year to date 2026, respectively, and $23 million and $61 million for third quarter and year to date 2025, respectively.
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

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE P: INVESTMENTS
Short-Term Investments
During third quarter 2026, we entered into time deposits with contractual maturities of more than three months but less than one year. Time deposits are held with high credit quality financial institutions and are intended to be held to maturity. As of October 2, 2026, the aggregate carrying value of our time deposits was $550 million, which is included in the “Short-term investments” line item in our Condensed Consolidated Balance Sheet.
Fair Value. The fair value of our time deposits approximates the carrying value due to its short-term nature and would be classified as Level 2 in the fair value hierarchy. See Note H: Fair Value Measurements for further information on fair value.
Non-Current Investments
We hold investments in certain companies that align with our strategic business objectives, including advancing capabilities, market access and technology development. The majority of our investments are reported at Corporate, as they benefit the entire Company, while certain investments strategically aligned with our segments, are reported within the respective segment. See “Segment aligned investment” discussion below for further information.
Rocketdyne Equity Method Investment. On August 3, 2026, in connection with the divestiture of the Space Technology disposal group, further discussed in Note O: Divestitures, we recorded an initial equity method investment of $248 million, reflecting fair value of our 40% retained noncontrolling interest in Rocketdyne. The recognition of this investment is a non-cash investing activity, excluded from our Condensed Consolidated Statement of Cash Flows.
Segment Aligned Investments. Investments in companies with dual-use technologies that accelerate our capabilities, improve go-to-market efforts and are operationally aligned with our business segments are reported within segment assets. Investment gains, losses and impairments associated with segment aligned investments are included in segment operating income, the profit measure reviewed and used by the CODM for evaluating segment performance and allocating resources. See Note Q: Business Segment Information for further information.
As of October 2, 2026, segment aligned investments, consisting of both equity method and equity interest investments, were $54 million and $43 million in our Space and Mission Systems and Communications and Spectrum Dominance segments, respectively. Net investment gains included in segment operating income were $39 million for year to date 2026. There were no investment gains or losses included in segment operating income for third quarter 2026, third quarter 2025 or year to date 2025.
Non-current investments, included as a component of the “Other non-current assets” line item in our Condensed Consolidated Balance Sheet, are summarized below:

(In millions)	October 2, 2026	January 2, 2026

Equity method investments	$377	$88
Equity interest investments	171	82
Total non-current investments	$548	$170
Investment gains (losses) associated with our non-current investments, included as a component of the “Other non-operating (expense) income, net” line item in our Condensed Consolidated Statement of Operations, are summarized below:

	Third Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Adjustments for equity method share of income	$(7)	$(1)	$33	$7
Fair value adjustments	44	8	104	4
Impairments	—	—	(23)	—
Net investment gains	$37	$7	$114	$11

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE Q: BUSINESS SEGMENT INFORMATION
Description of Business Segments
We structure our operations primarily around the capabilities we provide, with each segment consisting of similar end products and technologies, and report our financial results in the following three operating segments, which are also our reportable segments or business segments, consistent with the manner in which our CODM manages the business, evaluates performance and allocates resources. In second quarter 2026, we enhanced our business segment disclosure to clarify the manner in which our CODM evaluates segment performance and allocates resources. Investment gains and losses, net of impairments, associated with investments in companies with dual-use technologies that accelerate our capabilities, improve go-to-market efforts and are operationally aligned with our business segments are included in the respective segments’ operating income. There were no material changes to the historical results, discussion and presentation of our business segments in the accompanying Condensed Consolidated Financial Statements and these Notes. Our three business segments are:
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

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Propulsion Systems: Provides propulsion, maneuvering, and control technologies as well as fuzing systems that support missile defense interceptors, strategic deterrence systems, and precision strike weapons; and space propulsion for national security and space exploration missions.
Advanced Effects: Provides advanced systems that improve missile performance, accuracy, and mission effectiveness across four capability areas including advanced sensing and targeting systems, guidance systems, weapons release systems, and complete weapons systems.
Business Segment Financial Results
The following table presents results by business segment:

	Third Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Revenue
Space & Mission Systems	$3,093	$2,803	$9,049	$7,984
Communications & Spectrum Dominance	1,995	1,935	5,793	5,605
Missile Solutions	1,057	1,008	3,101	2,773
Intersegment	(80)	(88)	(253)	(292)
Segment revenue	6,065	5,658	17,690	16,070
Other(1)	(5)	1	(5)	147
Total revenue	6,060	5,659	17,685	16,217

Cost of revenue
Space & Mission Systems	(2,486)	(2,248)	(7,367)	(6,483)
Communications & Spectrum Dominance	(1,214)	(1,218)	(3,554)	(3,560)
Missile Solutions	(832)	(786)	(2,466)	(2,164)
Intersegment	80	88	253	292
Segment cost of revenue	(4,452)	(4,164)	(13,134)	(11,915)

Company-funded R&D costs(2)
Space & Mission Systems	(51)	(51)	(155)	(144)
Communications & Spectrum Dominance	(71)	(61)	(209)	(167)
Missile Solutions	(21)	(26)	(85)	(69)
Segment company-funded R&D costs	(143)	(138)	(449)	(380)

Other segment items(3)
Space & Mission Systems	(218)	(205)	(586)	(531)
Communications & Spectrum Dominance	(208)	(179)	(541)	(500)
Missile Solutions	(77)	(72)	(169)	(204)
Total other segment items	(503)	(456)	(1,296)	(1,235)

Operating income
Space & Mission Systems	338	299	941	826
Communications & Spectrum Dominance	502	477	1,489	1,378
Missile Solutions	127	124	381	336
Segment operating income	$967	$900	$2,811	$2,540
______________
(1)Includes corporate headquarters. Additionally, year to date 2025 includes other non-reportable businesses, which consists of the CAS disposal group.
(2)Included as a component of the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations.
(3)Includes selling and marketing costs and other General and Administrative (“G&A”) expenses, which includes depreciation and amortization costs that are disaggregated by segment under the “Disaggregation of Revenue” heading below in this Note, and investment gains recognized on segment aligned investments. See Note P: Investments for further information.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a reconciliation of segment operating income to consolidated Income before income taxes:

	Third Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Segment operating income	$967	$900	$2,811	$2,540
Unallocated corporate items and other, net	(181)	(279)	(719)	(823)
Operating income	786	621	2,092	1,717
Non-service FAS pension income	74	73	224	236
Other non-operating (expense) income, net	(1)	25	107	51
Interest expense, net	(116)	(152)	(381)	(454)
Income before income taxes	$743	$567	$2,042	$1,550
Unallocated Corporate Items and Other, Net. Unallocated corporate items include expenses not included in management’s evaluation of segment operating performance, such as: amortization of acquisition-related intangibles; acquisition, divestiture and transaction-related expenses; business divestiture-related losses; LHX NeXt implementation costs; a portion of management and administration, legal, environmental, compensation and retiree benefits, and the FAS/Cost Accounting Standards (“CAS”) operating adjustment.
Other, net includes the operating results of other non-reportable businesses, which consists of the CAS disposal group, eliminations and other. Other, net also includes a segment investment offset to eliminate the effect of net investment gains on segment aligned investments included in segment operating income, when applicable. There were no segment investment gains or losses recognized in third quarter and $39 million of segment investment gains recognized in year to date 2026. There were no segment investment gains or losses recognized in third quarter or year to date 2025. Net investment gains or losses are included in the “Other non-operating (expense) income, net” line item in our Condensed Consolidated Statement of Operations. See Note P: Investments for further information.
Assets
Total assets by business segment were as follows:

(In millions)	October 2, 2026	January 2, 2026

Space & Mission Systems	$14,233	$13,736
Communications & Spectrum Dominance	11,063	10,862
Missile Solutions	6,015	6,605
Corporate	12,495	9,992
Total assets	$43,806	$41,195

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Financial Information
Other financial information by business segment is summarized below:

	Third Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Capital expenditures
Space & Mission Systems	$39	$34	$101	$97
Communications & Spectrum Dominance	23	25	58	53
Missile Solutions	101	40	172	77
Corporate	16	20	55	39
Total capital expenditures	$179	$119	$386	$266

Depreciation and amortization
Space & Mission Systems	$44	$50	$128	$130
Communications & Spectrum Dominance	19	19	58	54
Missile Solutions	15	16	44	50
Corporate	189	224	607	679
Total depreciation and amortization	$267	$309	$837	$913
Disaggregation of Revenue
We disaggregate revenue by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Third Quarter
	2026			2025
(In millions)	SMS	CSD	MSL	SMS	CSD	MSL

Revenue by customer relationship
Prime contractor	$2,324	$1,293	$277	$2,027	$1,335	$274
Subcontractor	742	662	767	752	549	722
Intersegment	27	40	13	24	51	12
Total segment	$3,093	$1,995	$1,057	$2,803	$1,935	$1,008

Revenue by contract type
Fixed-price	$2,030	$1,648	$711	$1,898	$1,585	$634
Cost-type	1,036	307	333	881	299	362
Intersegment	27	40	13	24	51	12
Total segment	$3,093	$1,995	$1,057	$2,803	$1,935	$1,008

Revenue by geographical region
United States	$2,554	$1,125	$932	$2,415	$1,154	$859
International	512	830	112	364	730	137
Intersegment	27	40	13	24	51	12
Total segment	$3,093	$1,995	$1,057	$2,803	$1,935	$1,008

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Year to Date
	2026			2025
(In millions)	SMS	CSD	MSL	SMS	CSD	MSL	Other(1)

Revenue by customer relationship
Prime contractor	$6,787	$3,785	$772	$5,773	$3,712	$741	$72
Subcontractor	2,190	1,863	2,293	2,133	1,719	1,994	73
Intersegment	72	145	36	78	174	38	1
Total segment	$9,049	$5,793	$3,101	$7,984	$5,605	$2,773	$146

Revenue by contract type
Fixed-price	$6,078	$4,753	$2,058	$5,513	$4,596	$1,715	$145
Cost-type	2,899	895	1,007	2,393	835	1,020	—
Intersegment	72	145	36	78	174	38	1
Total segment	$9,049	$5,793	$3,101	$7,984	$5,605	$2,773	$146

Revenue by geographical region
United States	$7,599	$3,238	$2,728	$6,823	$3,358	$2,463	$61
International	1,378	2,410	337	1,083	2,073	272	84
Intersegment	72	145	36	78	174	38	1
Total segment	$9,049	$5,793	$3,101	$7,984	$5,605	$2,773	$146
_______________
(1)Includes revenue associated with other non-reportable businesses, which consists of the CAS disposal group. These amounts are included to reconcile total revenue.
NOTE R: LEGAL PROCEEDINGS AND CONTINGENCIES
In the ordinary course of business, we are routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes, arbitrations and other legal proceedings incident to our business, arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employment disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. As of October 2, 2026, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. We cannot at this time estimate the reasonably possible loss or range of loss in excess of our accrual due to the inherent uncertainties and speculative nature of contested proceedings. Although it is not feasible to predict the outcome of these matters with certainty, based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence as of October 2, 2026 were reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.

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
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $700 million and $659 million as of October 2, 2026 and January 2, 2026, respectively. The current and non-current portions of our estimated environmental liability are included in the “Other current liabilities” and “Other non-current liabilities” line items, respectively, in our Condensed Consolidated Balance Sheet.
Certain environmental costs are eligible for future recovery in the pricing of our products and services to the U.S. Government and based on U.S. Government contracting regulations, we consider the recovery probable. We had recoverable assets of $521 million and $483 million, as of October 2, 2026 and January 2, 2026, respectively. The current and non-current portions of the recoverable costs are included in the “Other current assets” and “Other non-current assets” line items, respectively, in our Condensed Consolidated Balance Sheet.

_____________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of L3Harris Technologies, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (the Company) as of October 2, 2026, the related condensed consolidated statements of operations, comprehensive income and equity for the quarter and three quarters ended October 2, 2026 and October 3, 2025, the condensed consolidated statements of cash flows for the three quarters ended October 2, 2026 and October 3, 2025, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
October 29, 2026

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
OVERVIEW
We deliver mission-critical end-to-end technology solutions connecting the space, air, land, sea and cyber domains in the interest of national security. We support government customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government, their prime contractors and international allies. Our products, systems and services have defense and civil government applications, as well as commercial applications. The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 75% for year to date 2026.
U.S. and International Budget Environment
The U.S. and international budget environments are evolving rapidly within a dynamic geopolitical context, influenced by the Administration and Congress, heightened geopolitical tensions, global security concerns, inflationary pressures and overall macroeconomic conditions.
On April 3, 2026, the President submitted the U.S. Government fiscal year (“GFY”) 2027 President’s Budget Request (“PBR”) to Congress. It called for an approximately $1.5 trillion topline for national defense programs, comprised of $1.1 trillion for the DoW base budget and $350 billion in reconciliation funding. This total request represents a $441 billion increase, or 44%, over the GFY 2026 enacted level. Further, the PBR requested $18.8 billion for NASA, a $5.6 billion or 23% decrease from the GFY 2026 enacted level; $4.5 billion for National Oceanic and Atmospheric Administration, a decrease from $6.1 billion enacted in GFY 2026; and $22.4 billion for Federal Aviation Administration (“FAA”), a moderate increase above the $22.1 billion enacted in GFY 2026. Additionally, on June 24, 2026, the White House submitted an $88 billion supplemental funding request for GFY 2026, of which $67 billion is intended for defense spending.
Both the House and Senate have released GFY 2027 National Defense Authorization Act markups that authorize $1.1 trillion for the DoW base budget. Given the election cycle, the GFY 2027 appropriations cycle is delayed and the U.S. Government began operating on a continuing resolution on October 1, 2026 through December 11, 2026, which is limited to the GFY 2026 base budget request of $860 billion. Congress will address final appropriations and any treatment of a supplemental or reconciliation after the midterm elections.
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
Economic Environment
The ongoing uncertainty related to the impacts of inflation, supply chain disruptions, constraints in the availability of critical materials, including rare earth minerals and metals, as well as the interest rate environment and ongoing federal deficits could in the future impact U.S. Government spending priorities for our products and services. For a discussion of risks related to inflation, supply chain, materials and U.S. Government spending priorities, see Part I. Item 1A. Risk Factors in our Fiscal 2025 Form 10-K.

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
Key Development
Divestiture. On August 3, 2026, we completed the sale of our Space Technology disposal group, which was reported in our Missile Solutions segment through the date of divestiture. See Note O: Divestitures in the Notes for further information.
RESULTS OF OPERATIONS
Third quarter 2026 and 2025 include thirteen weeks and fourteen weeks, respectively, while year to date 2026 and 2025 both include thirty-nine weeks. Outcomes for specific periods, or year-over-year comparisons of results of operations and segment performance should be considered in this context.
Consolidated Results of Operations

	Third Quarter		Year to Date
(Dollars in millions, except per share amounts)	2026	2025	2026	2025

Revenue	$6,060	$5,659	$17,685	$16,217
Cost of revenue	(4,448)	(4,165)	(13,169)	(12,038)
Gross margin	1,612	1,494	4,516	4,179
General and administrative expenses	(826)	(873)	(2,424)	(2,462)
Operating income	786	621	2,092	1,717
Non-service FAS pension income	74	73	224	236
Other non-operating (expense) income, net	(1)	25	107	51
Interest expense, net	(116)	(152)	(381)	(454)
Income before income taxes	743	567	2,042	1,550
Income tax expense	(111)	(105)	(298)	(244)
Effective tax rate	14.9%	18.5%	14.6%	15.7%
Net income	$632	$462	$1,744	$1,306
Subsidiary preferred stock deemed dividends	(19)	—	(33)	—
Net income available to common shareholders	$613	$462	$1,711	$1,306

Diluted EPS	$3.28	$2.46	$9.13	$6.92
Revenue
Third Quarter Comparison. Revenue increased $401 million, or 7%, reflecting higher revenues across all segments, primarily from higher volumes and a milestone related to material procurement in support of classified contracts, partially offset by lower revenue of $103 million from the Space Technology disposal group divestiture.
Year to Date Comparison. Revenue increased $1,468 million, or 9%, reflecting higher revenues across all segments, primarily from higher volumes, driven by new program ramps, including milestones related to material procurement in support of classified contracts, and increased international deliveries.
See the “Business Segment Results of Operations” discussion below in this MD&A for further information.
Gross Margin
Third Quarter Comparison. Gross margin increased $118 million, primarily due to higher volumes across all segments and a $62 million favorable change in net EAC adjustments.
Year to Date Comparison. Gross margin increased $337 million, primarily due to higher volumes across all segments and a $144 million favorable change in net EAC adjustments, partially offset by the absence of the CAS disposal group as a result of the March 2025 divestiture.

_____________________________________________________________________

Included in gross margin are the following net EAC adjustments, by segment, for the periods presented:

	Third Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Space & Mission Systems	$23	$(15)	$24	$(115)
Communications & Spectrum Dominance	39	12	85	51
Missile Solutions	27	20	36	50
Corporate	—	10	(15)	—
Net EAC adjustments	$89	$27	$130	$(14)
See the “Business Segment Results of Operations” discussion below in this MD&A for further information.
G&A Expenses
The following table presents the components of G&A expenses:

	Third Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Corporate:
Amortization of acquisition-related intangibles	$(142)	$(177)	$(464)	$(531)
LHX NeXt implementation costs(1)	—	(25)	—	(99)
Acquisition, divestiture and transaction-related expenses(2)	(9)	(10)	(49)	(40)
Business divestiture-related losses(3)	(17)	—	(27)	(17)
Changes in fair value of deferred compensation plan liabilities	3	(25)	(35)	(48)
Other items(4)	(15)	(42)	(65)	(112)
Segment:
Company-funded R&D costs	(143)	(138)	(449)	(380)
Selling and marketing	(136)	(144)	(414)	(398)
Product line sale gains	8	26	58	123
Other(5)	(375)	(338)	(979)	(960)
G&A expenses	$(826)	$(873)	$(2,424)	$(2,462)
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
(3)Includes losses associated with the Space Technology disposal group and the CAS disposal group in 2026 and 2025, respectively. See Note O: Divestitures in the Notes for further information.
(4)Includes a portion of management and administration, legal, environmental, compensation, retiree benefits, the FAS/CAS operating adjustment, eliminations and other. Year to date 2025 also includes the CAS disposal group. See Note O: Divestitures in the Notes for further information.
(5)Includes other segment G&A expenses, primarily payroll and benefits, outside services, facilities and insurance.

Third Quarter Comparison. G&A expenses decreased $47 million, or 5%, primarily due to a decrease in amortization of acquisition-related intangibles, the absence of LHX NeXt implementation costs, changes in fair value of deferred compensation, partially offset by the absence of a $19 million gain recognized in connection with the sale of assets from a product line in third quarter 2025 in our Space and Mission Systems segment and increase in business divestiture-related losses.
Year to Date Comparison. G&A expenses decreased $38 million, or 2%, primarily due to the absence of LHX NeXt implementation costs, and a decrease in amortization of acquisition-related intangibles. Such decreases were partially offset by an increase in company-funded R&D costs and a decrease in gains recognized in connection with the sale of assets from product line sales, including recognition of a $39 million gain in our Missile Solutions segment in first quarter 2026 compared to recognition of gains of $94 million and $17 million in year to date 2025 in our Space and Mission Systems and Communications and Spectrum Dominance segments, respectively.

_____________________________________________________________________

Non-service FAS Pension Income
Non-service FAS pension income increased $1 million for third quarter and decreased $12 million for year to date, reflecting activity associated with non-service cost components of net periodic benefit income under our defined benefit plans. See Note J: Retirement Benefits in the Notes for further information.
Other Non-Operating (Expense) Income, Net
The following table presents the components of other non-operating (expense) income, net:

	Third Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Net investment gains(1)	37	7	114	11
Change in fair value of subsidiary preferred stock conversion feature and warrants(2)	(50)	—	(50)	—
Other, net(3)	12	18	43	40
Other non-operating (expense) income, net	$(1)	$25	$107	$51
_______________
(1)Includes gains and losses, net of impairments, from equity interests and higher equity in net earnings of investees related to dual-use technology investments that accelerate our capabilities and improve go-to-market efforts. See Note P: Investments in the Notes for further information.
(2)See Note B: Strategic Investment in Subsidiary in the Notes for further information.
(3)Primarily includes changes in the market value of our rabbi trust assets and royalty income.
Interest Expense, Net
Interest expense, net decreased $36 million and $73 million for third quarter and year to date, respectively, primarily due to lower total outstanding debt, which reflects reductions in both long-term debt and average outstanding notes under our CP Program during 2026. See Note I: Debt and Credit Arrangements in the Notes and the “Liquidity and Capital Resources” section below in this MD&A for further information.
Income Taxes
During interim periods, we estimate our global annual effective tax rate and apply that rate to ordinary income in order to compute the income tax provision. Although most items will be considered part of the annual effective tax rate, there are a number of items that are instead required to be recorded in the interim period in which they occur; such as certain changes in uncertain tax positions, the accrual of interest and penalties, changes in tax laws or rates, and other items as prescribed by GAAP. As a result, there may be quarterly fluctuations in our effective tax rate and the results for the interim periods are not necessarily indicative of the results to be expected for the full year or future periods.
Third Quarter Comparison. Our effective tax rate was 14.9% and 18.5% for third quarter 2026 and 2025, respectively. Both third quarter 2026 and 2025 effective tax rate benefited from the favorable impacts of R&D credits and FDDEI. Third quarter 2026 reflects an incremental benefit of 10% associated with the favorable resolution of audit uncertainties, partially offset by an unfavorable impact from pre-divestiture activities of the Space Technology disposal group. Third quarter 2025 effective tax rate was unfavorably impacted by the reduction in R&D credits from the enactment of the OBBBA and the CAS disposal group divestiture, partially offset by a favorable return-to-provision adjustment.
Year to Date Comparison. Our effective tax rate was 14.6% and 15.7% for year to date 2026 and 2025, respectively. Both year to date 2026 and 2025 effective tax rate benefited from the favorable resolution of audit uncertainties, favorable impacts of R&D credits and FDDEI. Year to date 2026 effective tax rate is lower than year to date 2025 effective tax rate primarily due to the establishment of a valuation allowance on R&D credit carryforwards in year to date 2025 resulting from a state legislative change.
Diluted EPS
Diluted EPS increased 33% and 32% for third quarter and year to date, respectively, primarily due to higher net income from the combined effects of reasons noted in the sections above, partially offset by the subsidiary preferred stock deemed dividends for the accretion on the Subsidiary Series A Preferred Stock.

_____________________________________________________________________

Business Segment Results of Operations
We report our financial results in our Space & Mission Systems, Communications & Spectrum Dominance and Missile Solutions business segments, consistent with the manner in which our CODM manages the business, evaluates performance and allocates resources. See Note Q: Business Segment Information in the Notes for a description of the sectors in each segment.
Space & Mission Systems Segment

	Third Quarter			Year to Date
(In millions)	2026	2025	% Inc/(Dec)	2026	2025	% Inc/(Dec)

Revenue	$3,093	$2,803	10%	$9,049	$7,984	13%
Operating income	338	299	13%	941	826	14%
Operating margin	10.9%	10.7%		10.4%	10.3%
Third Quarter Comparison. Space and Mission Systems revenue increased primarily due to higher revenues of $127 million in Space Systems from growth driven by higher volumes in missile warning and tracking programs and classified programs, $107 million in ISR associated with milestones related to material procurement in support of classified contracts, $36 million in Mission Networks from higher FAA volume and $25 million in Airborne Solutions from higher F-35 volumes.
Space and Mission Systems operating income increased primarily due to a $38 million favorable change in net EAC adjustments, reflecting improved program performance, and higher volume across the segment, partially offset by the absence of a $19 million gain recognized in connection with the sale of assets from a product line in third quarter 2025.
Year to Date Comparison. Space and Mission Systems revenue increased primarily due to higher revenues of $608 million in ISR associated with milestones related to material procurement in support of classified contracts and higher volumes on missionized aircraft programs, $268 million in Space Systems from growth driven by higher volume in missile warning and tracking programs and classified programs, $135 million in Mission Networks from higher FAA volume, $76 million in Airborne Solutions from higher F-35 volumes and $54 million in Maritime from higher volume associated with program timing. Such increases were partially offset by lower revenue of $33 million in Intel and Cyber from lower classified program volume.
Space and Mission Systems operating income increased primarily due to a $139 million favorable change in net EAC adjustments, reflecting improved program performance, and higher volume, partially offset by the absence of $94 million gains recognized in connection with the sales of assets from product lines in second quarter 2025.
Communications & Spectrum Dominance Segment

	Third Quarter			Year to Date
(In millions)	2026	2025	% Inc/(Dec)	2026	2025	% Inc/(Dec)

Revenue	$1,995	$1,935	3%	$5,793	$5,605	3%
Operating income	502	477	5%	1,489	1,378	8%
Operating margin	25.2%	24.7%		25.7%	24.6%
Third Quarter Comparison. Communications and Spectrum Dominance revenue increased primarily due to higher revenues of $54 million in Targeting and Sensor Systems from ramp on VAMPIRE™ counter-unmanned systems programs and $48 million in Mission Critical Communications from increased international deliveries for our software-defined resilient communications equipment, partially offset by lower revenue of $29 million in Spectrum Superiority from lower program volumes impacted by one fewer week in the quarter.
Communications and Spectrum Dominance operating income increased primarily due to higher volume and more favorable margin mix, including international and software mix within Mission Critical Communications, and a $27 million favorable change in net EAC adjustments, partially offset by $20 million increase in R&D and selling and marketing expenses.
Year to Date Comparison. Communications and Spectrum Dominance revenue increased primarily due to higher revenues of $136 million in Mission Critical Communications reflecting a $280 million increase in international deliveries for our software-defined resilient communications equipment, partially offset by lower DoW volume and lower volume in our PSPC business, $35 million in Targeting and Sensor Systems from ramp on VAMPIRE™ counter-unmanned systems programs and $18 million in Integrated Vision Solutions from higher volumes.

_____________________________________________________________________

Communications and Spectrum Dominance operating income increased primarily due to higher volume and more favorable margin mix, including significantly higher international mix within Mission Critical Communications, and a $34 million favorable change in net EAC adjustments, reflecting favorable program performance, partially offset by a $79 million increase in R&D and selling and marketing expenses and the absence of a $17 million gain recognized in connection with the sale of assets from a product line sale in year to date 2025.
Missile Solutions Segment

	Third Quarter			Year to Date
(In millions)	2026	2025	% Inc/(Dec)	2026	2025	% Inc/(Dec)

Revenue	$1,057	$1,008	5%	$3,101	$2,773	12%
Operating income	127	124	2%	381	336	13%
Operating margin	12.0%	12.3%		12.3%	12.1%
Third Quarter Comparison. Missile Solutions revenue increased primarily due to higher revenues of $43 million in Propulsion Systems, reflecting $152 million from production and development volumes on key missile and munitions programs, partially offset by lower revenues of $80 million from the Space Technology disposal group divestiture and $25 million from lower space propulsion systems volume, and $6 million in Advanced Effects, reflecting $27 million from higher volumes, partially offset by lower revenue of $23 million from the Space Technology disposal group divestiture.
Missile Solutions operating income increased primarily due to higher volume, partially offset by a $10 million decrease from the Space Technology disposal group divestiture in third quarter 2026.
Year to Date Comparison. Missile Solutions revenue increased primarily reflecting higher revenues of $253 million in Propulsion Systems, reflecting $335 million from production and development volumes on key missile and munitions programs, partially offset by lower revenue of $80 million from the Space Technology disposal group divestiture, and $71 million in Advanced Effects, reflecting $93 million from higher volumes and program ramps, partially offset by lower revenue of $23 million from the Space Technology disposal group divestiture.
Missile Solutions operating income increased primarily due to higher volume and a gain of $39 million recognized in connection with the sale of assets from a product line sale in first quarter 2026, partially offset by $10 million decrease from the Space Technology disposal group divestiture in third quarter 2026 and a $31 million unfavorable EAC adjustment on a legacy domestic naval sensor program in first quarter 2026.
Contractual Backlog
We monitor contractual backlog as an operational indicator of future business activity. Although backlog is not necessarily indicative of revenue to be recognized in any particular period, it provides insight into demand trends and expected future utilization of production and service capacity. Our contractual backlog by segment, including funded and unfunded components, were as follows:

	October 2, 2026
(In billions)	Funded	Unfunded	Total Contractual Backlog

Space & Mission Systems	$15.1	$7.2	$22.3
Communications & Spectrum Dominance	8.4	2.5	10.9
Missile Solutions	7.7	12.3	20.0
Total contractual backlog	$31.2	$22.0	$53.2
Our total contractual backlog increased during third quarter 2026, driven by new awards across all three segments and contract modifications during the period, including firm amounts associated with undefinitized contract action (“UCA”), partially offset by a reduction of approximately $2.0 billion in contractual backlog associated with the completed Space Technology disposal group divestiture.
In our Missile Solutions segment, third quarter 2026 awards included UCA awards of $6.3 billion and $4.7 billion on our Terminal High Altitude Area Defense (“THAAD”) and PAC-3 Missile Segment Enhancement programs, respectively. These awards represent two seven-year contracts consistent with the long-term framework agreements established with the DoW. The first year of each contract is included in funded contractual backlog and the remaining contract years are included in unfunded contractual backlog.

_____________________________________________________________________

In our Communications & Spectrum Dominance segment, third quarter 2026 awards included UCA awards of $723 million associated with our Next Generation Jammer Electronic Warfare and $540 million in new VAMPIRE™ program awards.
Unallocated Corporate Items and Other, Net

	Third Quarter		Year to Date
(In millions)	2026	2025	2026	2025

Unallocated corporate items:
Amortization of acquisition-related intangibles(1)	$(147)	$(192)	$(497)	$(579)
LHX NeXt implementation costs(2)	—	(25)	—	(99)
Business divestiture-related losses(3)	(17)	—	(27)	(17)
Acquisition, divestiture and transaction-related expenses(4)	(9)	(10)	(49)	(40)
Change in fair value of deferred compensation plan liabilities	3	(25)	(35)	(48)
Segment investment offset(5)	—	—	(39)	—
Other items(6)	(11)	(27)	(72)	(40)
Unallocated corporate items and other, net	$(181)	$(279)	$(719)	$(823)
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
(3)Includes losses associated with the Space Technology disposal group and the CAS disposal group in 2026 and 2025, respectively. See Note O: Divestitures in the Notes for further information.
(4)Includes costs related to pursuing acquisition and divestiture portfolio optimization; non-transaction costs related to divestitures; costs related to the carve-out and planned AXYV public offering; salaries of employees in roles dedicated to planned strategic transaction activity; and resolution of a procurement contract matter.
(5)Adjustment to eliminate the effect of net investment gains on segment aligned investments included in segment operating income. Net investment gains are included in the “Other non-operating (expense) income, net” line item in our Condensed Consolidated Statement of Operations. See Note P: Investments in the Notes for further information.
(6)Includes a portion of management and administration, legal, environmental, compensation, retiree benefits, the FAS/CAS operating adjustment, corporate eliminations and other. Year to date 2025 also includes the divested CAS disposal group. See Note O: Divestitures in the Notes for further information.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
As of October 2, 2026, we had cash and cash equivalents of $2,471 million, of which $446 million was held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
CP Program. As of October 2, 2026, we had no outstanding notes under our CP Program. Our CP Program serves as a source of short-term financing under which we may issue unsecured commercial paper notes supported by amounts available under our $2.5 billion 2025 Five-Year Credit Facility, discussed below. From time to time, we use borrowings under the CP Program for general corporate purposes, including funding acquisitions, repaying debt, paying dividends, and repurchasing our common stock. See the “Financing Activities” discussion below in this MD&A for further information about our CP Program.
Credit Facilities. As of October 2, 2026, we had no outstanding borrowings under our 2025 Five-Year Credit Facility, had available borrowing capacity of $2.5 billion, net of outstanding notes under our CP Program, and were in compliance with all covenants. Our previous $500 million 2025 364-Day Credit Facility matured on February 17, 2026 and our CP Program capacity was reduced accordingly.
See Note I: Debt and Credit Arrangements in the Notes for further information regarding our credit facilities.

_____________________________________________________________________

Cash Flows
The following table provides a summary of our cash flow information:

	Year to Date
(In millions)	2026	2025

Cash and cash equivalents, beginning of period	$1,069	$615
Operating Activities:
Net income	1,744	1,306
Non-cash adjustments	1,015	1,120
Changes in working capital	(242)	(877)
Other, net	(294)	(405)
Net cash provided by operating activities	2,223	1,144
Net cash (used in) provided by investing activities	(392)	537
Net cash used in financing activities	(426)	(1,975)
Effect of exchange rate changes on cash and cash equivalents	(3)	18
Net increase (decrease) in cash and cash equivalents	1,402	(276)
Cash and cash equivalents, end of period	$2,471	$339
Operating Activities. The $1,079 million increase in net cash provided by operating activities for year to date 2026 compared to year to date 2025 was primarily due to an increase in net income and $635 million less cash used to fund working capital, largely driven by higher net customer advance payments on new awards and timing of billing and collection activity.
Investing Activities. The $929 million change in net cash used in investing activities for year to date 2026 compared to net cash provided by investing activities for year to date 2025 was primarily due to $550 million of cash used for short-term investments, a $292 million decrease in net proceeds from sale of businesses (see “Divestitures” section below) and a $120 million increase in capital expenditures.
Divestitures. In 2026, we completed the divestiture of our Space Technology disposal group for net cash proceeds of $539 million, subject to final purchase price adjustments, as set forth in the purchase agreement. In 2025, we completed the divestiture of our CAS disposal group for net cash proceeds of $831 million.
Financing Activities. The $1,549 million decrease in net cash used in financing activities for year to date 2026 compared to year to date 2025 was primarily due to $973 million of net proceeds from issuance of Subsidiary Series A Preferred Stock in connection with the DoW strategic investment transaction, $499 million decrease in repayments of long-term debt, and a $400 million decrease in cash used to repurchase common stock, partially offset by a $210 million decrease in net issuances of commercial paper. Our primary financing activities are further discussed below.
Common Stock Repurchases. On October 21, 2022, we announced that our Board approved a $3.0 billion share repurchase authorization under our repurchase program. Our previous $6.0 billion share repurchase authorization was fully utilized in first quarter 2025.
During year to date 2026, we used $598 million of cash to repurchase 1.8 million shares of our common stock under our share repurchase program. As of October 2, 2026, we had $1.6 billion of remaining unused authorizations under our repurchase program. During year to date 2025, we used $998 million of cash to repurchase 4.5 million shares of our common stock under our share repurchase program.
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
As of October 2, 2026, we had $11.0 billion of outstanding total long-term debt, which includes the current portion of long-term debt of $1,815 million. The current portion primarily consists of the $550 million 3.85% 2026 Notes and the $1,250 million 5.40% 2027 Notes. We expect to repay the entire $550 million 3.85% 2026 Notes and a portion of the $1,250 million 5.40% 2027 Notes in the fourth quarter of 2026.

_____________________________________________________________________

CP Program. During year to date 2026, our CP Program had a maximum outstanding balance of $880 million and a daily average outstanding balance of $274 million. During year to date 2025, our CP Program had a maximum outstanding balance of $1.8 billion and daily average outstanding balance of $1.3 billion.
Dividends. On January 23, 2026, we announced that our Board increased the quarterly per share cash dividend rate on our common stock to $1.25 from $1.20, the 25th consecutive annual dividend increase. During year to date 2026 and 2025, we paid $704 million and $678 million in dividends, respectively. See Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Fiscal 2025 Form 10-K for further information regarding our dividends.
Cash Requirements
Except for the level of indebtedness under our CP Program, there were no material changes to our cash requirements or commercial commitments as disclosed in our Fiscal 2025 Form 10-K. Further information about our credit facilities and CP Program can be found in “Capital Resources” in this MD&A and Note I: Debt and Credit Arrangements in the Notes.
Defined Benefit Plan Contributions. As of October 2, 2026, we had net defined benefit plan assets of $1.4 billion, the majority of which pertain to our U.S. qualified defined benefit pension plans. We intend to contribute annually no less than the required minimum funding thresholds to these pension plans and do not expect to make material contributions in fiscal 2026. Future required contributions will depend primarily on the actual return on plan assets and the discount rate used to measure the benefit obligation at the end of each year.
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
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, short-term investments, availability under our senior unsecured credit facility and our CP Program, and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program, and repayments of our debt securities at maturity for the next 12 months and the reasonably foreseeable future thereafter. Our capital expenditures for fiscal 2026 are expected to be approximately $600 million. See “Cash Requirements” in this MD&A and “Capital Resources”, “Cash Requirements” and “Commercial Commitments” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2025 Form 10-K, for further information regarding our cash requirements.
CRITICAL ACCOUNTING ESTIMATES
Except as set forth below, there have been no material changes to the critical accounting estimates disclosed in “Critical Accounting Estimates” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2025 Form 10-K.
Goodwill
We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment or when we reorganize our reporting structure such that the composition of one or more of our reporting units is affected.
Fiscal 2026 Impairment Tests. Information on interim impairment tests can be found in “Critical Accounting Estimates - Fiscal 2026 Impairment Tests” in Part I. Item 2. Management's Discussion and Analysis of Financial

_____________________________________________________________________

Condition and Results of Operations in our Form 10-Q for first quarter 2026, which information is incorporated herein by reference. These assessments indicated no impairment existed either before or after the realignments.
Impact of Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements that became effective during third quarter 2026 that have had a material impact on our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Other than the repayment of long-term debt discussed in the Liquidity and Capital Resources section of Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations above, there were no material changes during third quarter 2026, with respect to our exposure to market risk as discussed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2025 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), management, with the participation of our principal executive officer, our Chief Executive Officer (“CEO”), and our principal financial officer, our Chief Financial Officer (“CFO”), carried out an evaluation of the Company’s disclosure controls and procedures as of October 2, 2026. Based on this evaluation, the CEO and CFO concluded that as of October 2, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control
There have been no changes in our internal control over financial reporting during third quarter 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Part I. Item 1A. Risk Factors in our Fiscal 2025 Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in our Fiscal 2025 Form 10-K. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity.
Our multi-year capacity expansion in our Missile Solutions segment involves substantial capital commitments and is reliant on our multi-year procurement contracts. In response to the Munitions Acceleration Council (“MAC”) framework initiatives and increased demand, we are executing a multi-year capacity expansion and modernization plan involving more than $3 billion of capital investments through 2030 across our Missile Solutions segment to materially increase annual production capacity for solid rocket motors, divert and attitude control systems, and precision fuzes across priority MAC programs.
These large-scale facility build-outs and advanced manufacturing expansions are subject to complex execution and commissioning risks, including: delays in permitting, site preparation, engineering, and construction; extended lead times, delivery delays, or integration challenges for specialized tooling, large-scale propellant mixers, robotics, and automated production systems; technical difficulties in scaling manufacturing processes; and delays in completing rigorous customer and government validation, testing, and qualification milestones required before expanded facilities can achieve full-rate production authorization. The expansions also increase our existing risk of supply chain disruption because of increased production volumes.
While we have agreed to multi-year contracts for minimum production volumes for priority MAC missile programs, these contracts require sustained government appropriations across the multi-year performance periods. Although cancellation fees under these multi-year contracts are designed to cover facilitization charges and are higher than our standard terms, cancellation fees may not cover all of our incurred capital expenditures, site preparation costs, long-lead supply commitments, and ongoing facility operating expenses. Furthermore, if orders are canceled, we may be unable to fully utilize this specialized manufacturing footprint or redirect these custom facilities to alternative programs, resulting in unabsorbed overhead, facility underutilization, and unrecovered capital investments.
Additionally, achieving target production rates requires rapidly scaling our specialized workforce at these expansion sites, including engineering, assembly, quality assurance, and Environmental, Health and Safety personnel with active security clearances. Bottlenecks in recruitment, training, or government security clearance processing, as well as operational constraints associated with increased energetic mixing volumes and hazardous waste disposal limits, could impede facility ramp milestones.
Our long-term funding and production volumes could also be adversely affected by proposed legislative initiatives, including second-source mandates for certain of our missile products and subsystems for which we are the sole supplier. If enacted into law or implemented into DoW procurement strategy, mandatory second sourcing could redirect government funding or future contract awards to competitors or new entrants, reduce our share of program quantities, and undermine the economic assumptions underlying our capital investments, leaving our expanded production lines with excess capacity.
Any failure to successfully execute our facility expansion and modernization plans on schedule and within budget, or any cancellation, reduction in appropriations, or legislative reallocation of procurement funding to second sources that leaves capital investments unrecovered, could impair our ability to meet customer delivery commitments on priority missile programs, undermine our competitive position, and adversely affect our business, financial condition, results of operations, cash flows and equity.

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
In particular, we rely on subcontractors and suppliers for our multi-year contracts in our Missile Solutions segment to materially increase production capacity for solid rocket motors, divert and attitude control systems, and precision fuzes across priority MAC programs. Some of these suppliers are currently sole-source, and we cannot guarantee that all of our suppliers will be able to increase their capacity to the levels required under our multi-year contracts.
In addition, we are required to procure certain materials and components, including rare earth minerals, such as tungsten, and microelectronic components, from U.S. Government-approved supply sources. Heightened regulatory requirements that may apply to these sources can further limit the subcontractors and suppliers we may utilize. Legislation, regulatory changes or other governmental actions, including product certification or stewardship requirements, sourcing restrictions, tariffs, export controls, embargoes, product authenticity, cybersecurity regulation, and environmental standards may all impact our subcontractors and suppliers. These impacts may be worsened by increased demand.
From time to time, our subcontractors and suppliers experience financial and operational difficulties outside of our direct control, which may impact their ability to deliver the materials, components, subsystems and services we need.
In recent years, global supply chains, including ours, have experienced significant disruption from material availability and supplier performance, as well as extended lead times, pricing volatility, inflationary pressures and labor issues. We and our subcontractors and suppliers have also experienced difficulties in the timely procurement of necessary materials and components, including rare earth minerals and microelectronics. Current geopolitical conditions, including sanctions and other trade restrictive activities and strained inter-country relations, have contributed to issues procuring necessary materials and components. For example, some materials and components in our supply chain have previously been sourced from areas now under sanctions or other trade restrictions, such as specialty metals from Russia and certain raw materials and equipment from China, or are currently sourced from areas which are at risk of sanctions or other trade restrictive actions, not just by the United States but by other nations or groups, such as the European Union.
While we continuously work to implement supply chain resiliency initiatives, including investment in our supply chain for priority MAC programs, we cannot guarantee the success of any of these efforts. Material supply disruptions may still occur in the future. Any supply chain disruption could result in delayed deliveries, increased costs, loss of customers, contractual penalties or damages, claims or litigation, regulatory investigations or actions, loss of future business opportunities, or reputational harm, any of which could materially and adversely affect our business, results of operations, financial condition and cash flows.

_____________________________________________________________________

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during third quarter 2026:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)

Month No. 1
(July 4, 2026 - July 31, 2026)
Repurchase program(1)	—	$—	—	$1,702
Employee transactions(2)	715	$291.86
Month No. 2
(August 1, 2026 - August 28, 2026)
Repurchase program(1)	259,000	$282.50	259,000	$1,629
Employee transactions(2)	10,807	$279.03
Month No. 3
(August 29, 2026 - October 2, 2026)
Repurchase program(1)	—	$—	—	$1,629
Employee transactions(2)	239	$260.56
Total	270,761		259,000	$1,629
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
During third quarter 2026, we did not issue or sell any unregistered equity securities.

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
On August 16, 2026, Christopher Kubasik, the Company’s former Chairman and CEO, terminated his February 4, 2026 10b5-1 Plan, which provided for the sale of 189,501 shares.
Other than as disclosed above, during third quarter 2026, none of the Company’s directors or officers adopted, modified or terminated any 10b5-1 Plan.
Compensation Plans
On October 23, 2026, upon the recommendation of the compensation committee (the “Committee”) of the Board, the Board amended each of the Company’s Annual Incentive Plan (the “AIP”) and the Company’s Severance Pay Plan (the “Severance Plan”).
The amendment to the AIP removes the individual payout cap, such that the Committee retains discretion to determine the payout for each award, subject to a maximum payout not to exceed 200% of the applicable target award.
The amendment to the Severance Plan adds a CEO severance benefit, providing for a lump sum cash payment equal to two times the sum of the CEO’s annual base pay and annual bonus at target, and 24 months of COBRA coverage.
The foregoing descriptions of the amendment to the AIP and the amendment to the Severance Plan are summaries, do not purport to be complete and are qualified in their entirety by reference to the full text of the AIP and the Severance Plan, each effective October 23, 2026, which are filed as Exhibits 10.3 and 10.4, respectively, to this Report and incorporated herein by reference.

_____________________________________________________________________

ITEM 6.	EXHIBITS.

(10.1)
Separation Agreement, dated August 16, 2026, between L3Harris Technologies, Inc. and Christopher Kubasik, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2026. (Commission File Number 1-3863).

(10.2)	Summary of Annual Compensation of L3Harris Technologies, Inc. Non-Employee Directors, effective as of August 17, 2026.
(10.3)	L3Harris Technologies, Inc. Annual Incentive Plan (Amended and Restated Effective as of October 23, 2026).
(10.4)	L3Harris Technologies, Inc. Severance Pay Plan (Amended and Restated Effective as of October 23, 2026).
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
(101)
The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
* Furnished herewith.

_____________________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: October 29, 2026	By:	/s/ KEN SHARP
Ken Sharp
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

_____________________________________________________________________